Form 10-K
period 2011-12-31
NERIUM BIOTECHNOLOGY INC
filed 2012-03-30
CIK 1429040

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to __________

Commission File Number 000-54051

NERIUM BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)
Canada	14-1987900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11467 Huebner Road, Suite 175
 San Antonio, Texas, 78230
 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (210) 822-7908

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company☒
(Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2011 was approximately $4,892,558.

The number of shares outstanding of the Registrants’ common stock as of March 28, 2012 was 32,617,105.

1

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933. For this purpose any statements contained in this Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, words such as ''may,'' ''will,'' ''expect,'' ''believe,'' ''anticipate,'' ''estimate'' or ''continue'' or comparable terminology is intended to identify forward-looking statements.  Such forward looking statements contained in this Form 10-K are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to:
•	Going Concern Opinion
•	Anvirzel™ is Not a Cure for Cancer
•	Lack of Approval in Major North American Markets
•	Use of Cardiac Glycosides May Cause Unwanted Side Effects
•	Combining Therapeutic Dosages of Different Cardiac Glycoside Could Be Dangerous
•	Positive Immune Response Not Independently Proven
•	Lack of Physician Acceptance
•	The Company’s Products, including Anvirzel™, May Become Obsolete
•	Marketability
•	Necessity for Additional Capital
•	Speculative Nature of Securities
•	Currency Risk
•	Reliance on Key Personnel
•	Limited Experience of Management
•	Dependence on Ability to Obtain Technical and Administrative Staff
•	The Company Operates in a Competitive Market Sector
•	Intellectual Property Protection may be Uncertain
•	High Start-up and Operating Risks During Initial Operations
•	The Company May Not Be Able to Successfully Develop its Current Product Line
•	Failure of Promotional Activities
•	The Company May Be Unable to Manage Rapid Growth
•	The Company Does Not Carry Product Liability Insurance
•	The Company is Subject to Extensive Regulation
•	Risks Applicable to Selling Products in Foreign Countries

We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including among others, the potential risks and uncertainties described in “Part 1, Item 1A – Risk Factors” below.

You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.  Except as required by law, we undertake no obligation to update any forward-looking statements.

In this Form 10-K, we refer to information regarding potential markets for our drug candidates and other industry data. We believe that such information has been obtained from reliable sources that are customarily relied upon by companies in our industry.  However, we have not independently verified such information.

Part I

Item 1. Business

Nerium Biotechnology, Inc. (“Nerium” or the “Company”) is a biotechnology company involved in the development of Nerium oleander-based products for the treatment of certain forms of proliferative diseases and viral infections.  We are also involved in the development of a skincare/cosmetic line of products based on the patent pending aloe-oleander extract. Our existing product line includes Anvirzel™, HIviral, HEP-viral, and NeriumAD.

Nerium was incorporated pursuant to the Canada Business Corporations Act on June 1, 2006 to acquire Phoenix Biotech, LTD (Phoenix BVI), a British Virgin Islands corporation, and its five majority-owned Latin American subsidiaries, from Phoenix Biotechnology, Inc., a Texas corporation (Phoenix US). Nerium currently owns, indirectly, four Latin American corporations, collectively known as “The Salud Integral Group”, located in Honduras and El Salvador, which integrate the manufacturing, marketing, and sales of our treatment products, while the cosmetic line is being developed by the wholly owned subsidiary, Nerium SkinCare, Inc.

Nerium utilizes a proprietary method to grind the Nerium oleander plant cuttings into the biomass used for manufacturing of its products. Drogueria Salud Integral, one of the subsidiaries within the “Salud Integral Group”, has a manufacturing facility in Tegucigalpa, Honduras, that operates under Honduran “current Good Manufacturing Practices” (cGMP) standards and is inspected by the Honduran health ministry to confirm compliance with such standards. Drogueria Salud Integral is located inside the pharmaceutical manufacturing plant of Francelia Laboratories, whose cGMP clean room is fully operational and is currently producing our existing line of treatment products. Through its Latin American subsidiaries, our drug products are available to international patients who import them under personal use exemption rules of their respective countries.

Anvirzel™, our lead product, is intended to treat certain forms of cancer, and has successfully completed a United States Food and Drug Administration Phase I Study which was limited to establishing safety and dosage. The study was conducted at the Cleveland Clinic in Cleveland, Ohio.

In addition to Anvirzel™, Nerium currently has three other marketable products, HIviral, HEP-viral and NeriumAD.  HIviral is for use as an adjuvant therapy in the treatment of HIV/AIDS, HEP-viral is for use as an adjuvant therapy in the treatment of hepatitis C and NeriumAD is a skin cream for age-defying treatment.

NeriumAD is manufactured by a third party company in Texas and marketed by Nerium International, LLC (“NI”) based in Dallas, TX. NI is 30% owned by Nerium SkinCare, Inc.

Anvirzel™ is available as a prescription drug through the Salud Integral Clinic in Honduras.  While it has historically been administered by intramuscular injection (IM), many users are now administering it sublingually (“SL”) by placing drops under the tongue.  The SL method of administration may soon be clinically tested as we have an application pending with the US FDA requesting approval to commence a Phase 1 study of the combination of Carboplatin, Docetaxel and increasing doses of sublingual Anvirzel in advanced non-small cell lung cancer patients at MD Anderson Cancer Center in Houston, Texas.  A successful Phase 1 may result in a better understanding of the bioavailability of Anvirzel when administered sublingually.  The success of the study could also lead to a multi-site Phase II clinical study.

Anvirzel is currently provided in a 10ml vial as 150mg of freeze-dried oleander extract powder that is reconstituted with 10ml of water. In the proposed clinical study, Sublingual Anvirzel will be provided in a 30ml vial as 300mg of freeze-dried oleander extract powder. We believe that in the future Anvirzel may be provided in a quick dissolving strip or tablet which can be placed under the tongue in order to make administration more user friendly than it presently is.

HIviral and HEP-viral are provided in a 30ml vial as 300mg of freeze-dried oleander extract powder that is reconstituted with 20ml of water.  No further development of either product is planned until after completion of the proposed cancer study.  HIviral is for use as an adjuvant therapy in the treatment of HIV/AIDS and HEP-viral is for use as an adjuvant therapy in the treatment of hepatitis C.

NeriumAD is a cosmetic product designed for use on wrinkled and/or aging skin.  It has been developed by Nerium SkinCare, Inc., a wholly owned subsidiary of the Company.  The anti-aging cream is manufactured by a third party company and is marketed by NI based in Dallas, TX. NI is 30% owned by Nerium SkinCare, Inc.  It is anticipated that additional skincare type products will be developed.

Item 1A. Risk Factors

Going Concern Opinion
Under United States reporting standards the Company’s auditors issue a going concern footnote to the financial statement.

Anvirzel™ is Not a Cure for Cancer
Anvirzel™ is not a cure for cancer. Anvirzel™ may or may not have the desired effect of inhibiting the growth of tumors or causing the elimination or reduction of tumors. Effectiveness has not been demonstrated in clinical trials.

Lack of Approval in Major North American Markets
While Anvirzel™ has been approved for sale by the health ministry in Honduras (through the issuance of a Sanitary Register), neither Health Canada nor the USFDA have approved Anvirzel™ for use in Canada or the United States, respectively.

Outside of individual use, the granting of which is at the discretion of the respective agencies, sales of Anvirzel™ in the United States and Canada is limited, the result of which will be limited revenue from major North American markets. We have no regulatory exemptions in either the US or Canada.

While we intend to seek Health Canada and USFDA approval for some of its developmental stage products, there can be no assurance that such approval will ever be granted. Failure to receive such approval may have a material impact on revenue generation by the Company.

Use of Cardiac Glycosides May Cause Unwanted Side Effects
Possible side effects that may be associated with the administration of a cardiac glycoside, such as Anvirzel™, include allergic reaction, nausea, vomiting and atrioventricular block. Such potential side effects may deter some patients from undergoing treatment with Anvirzel™. The Company is not aware of any reports of life-threatening side-effects associated with the use of Anvirzel™.

Combining Therapeutic Dosages of Different Cardiac Glycoside Could Be Dangerous
Cardiac glycosides are well known to be toxic to humans. Overdosing of cardiac glycosides can lead to cardiac arrhythmia, cardiac toxicity and death. Anvirzel™ contains cardiac glycosides in sub-therapeutic amounts. Clinical testing on humans and animals has demonstrated Anvirzel™ and its cardiac glycoside components are below toxic levels and are safe. However, when used in combination with other cardiac glycosides (such as digoxin) for congestive heart failure, Anvirzel™ may have a toxic effect due to the patient exceeding the maximum tolerated dosage for cardiac glycosides.

Positive Immune Response Not Independently Proven
Positive immune response after treatment with our antiviral drugs is based on evidence gathered from internal clinical trials and has not been verified by independent third parties. A positive immune response does not equal a cure. There is no evidence that oleandrin has cured, or has the ability to cure, any viral-related diseases. The Company does not claim that use of the antiviral drugs will cause a positive immune response.

Lack of Physician Acceptance
Physician education and acceptance of a medical product in the major markets is limited to scientific journals, news media, and experience with treating patients that have chosen to add alternative treatment to their therapies until a product is approved in their respective countries. As Anvirzel™ has not been approved by either Health Canada or the USFDA, the ability for the Company to educate physicians as to the potential benefits of Anvirzel™ may be limited.

The Company’s Products, including Anvirzel™, May Become Obsolete
The biotechnology industry has been characterized by the frequent introduction of new products. Accordingly, we may be adversely affected by the new products and technology developed by its competitors. In addition, as the potential benefits of oleander extract enter the public domain, our competitors may seek to develop, on an expedited basis, products which compete with our products.

GENERAL RISK FACTORS

An investment in securities of the Company should be considered highly speculative due to the nature of our business and its stage of development and should be considered only by investors who can afford the total loss of their investment.

An investment in securities of the Company involves a significant degree of risk. The risks related to the Company and its business includes the following:

Marketability
There is no market for the common shares and shareholders may not be able to resell them.

Necessity for Additional Capital
We have limited cash and revenues. We may need to raise further capital through the sale of additional equity capital to continue to implement our business plan. We anticipate the need for additional capital to fully implement our business plan over the next twelve months.

Speculative Nature of Securities
There is no assurance that we will be successful in implementing our business plan. We have limited funds available for it and one source of significant future funds presently available to us is through the sale of equity capital. The shares of the Company are speculative.

Currency Risk
We are exposed to currency risk as a part of the Subsidiaries' business is carried out in Honduran Lempira and we maintain Honduran Lempira denominated bank accounts but use U.S. dollars as our reporting currency. Unfavorable changes in the exchange rate between Honduran Lempira and U.S. dollars may materially affect the foreign exchange gain/losses. We do not use derivative instruments to reduce our exposure to foreign currency risk.

Reliance on Key Personnel
Our success depends, in large part, upon the continuing contributions of its key technical, marketing, sales and management personnel. The loss of the service of several key people within a short period of time could have a material adverse effect upon our financial condition and operations. Our future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such personnel is intense, and our inability to attract and retain additional key employees could have a material adverse effect on our financial condition and operations.

Dependence on Ability to Obtain Technical and Administrative Staff
We anticipate that we will require more administrative, executive, scientific, engineering and manufacturing employees. We have no binding arrangements to fulfill our staffing requirements and there is no assurance we will be able to successfully accomplish this requirement. If the Company is not able to do so, it will diminish the Company’s ability to operate effectively.

The Company Operates in a Competitive Market Sector
The medical, drug and biotechnology businesses are highly competitive. The Company and its products will be competing with various other manufacturers with existing technological support and acceptance in the same markets the Company will target. Many of these other products are well-established, have substantial sales volume, and are produced and marketed by companies with much greater financial resources, facilities, organization and experience than the Company. If the potential benefits of oleander extract enter the public domain, competitive companies with substantially more resources than the Company may try to develop products competitive with the Company’s products.

Intellectual Property Protection may be Uncertain
In respect of certain of its proprietary rights, the Company may need to secure licenses from third parties and/or assignments of rights from independent contractors. This is particularly applicable to intellectual property which may arise under sponsored research agreements with public universities. While no licensing agreements have been entered in to to-date, there is no assurance that the Company will secure the necessary licenses or assignments to execute on its business plan. The loss of any proprietary rights which may be protected or protectable under any of the foregoing future intellectual property safeguards may result in the loss of a competitive advantage over present or potential competitors.

The Company has registered the mark Anvirzel™ in certain jurisdictions in Latin America and the Caribbean and plans to apply for additional protection as funds allow, but does not have the rights to use the mark in the United States and Canada. Neither the Company nor its licensors have registered all of its trademarks or copyrights. The Company may decide not to take additional steps to secure its rights in certain copyrights, trademarks and/or patents to which it may be entitled. Failure to do so, in the case of copyrights and trademarks, may reduce the access of the Company to the courts, and to certain remedies of statutory damages and attorneys’ fees, to which it may be entitled in the event of a violation of the Company’s proprietary and intellectual rights by third parties. Similarly, the failure to seek protections of any patentable materials to which the Company may be entitled may result in loss of patent protection should a third party copy the patentable technology or process.

The loss of any proprietary rights which are protectable under any of the foregoing intellectual property safeguards may result in the loss of a competitive advantage over present or potential competitors, with a resulting decrease in the profitability for the Company. There is no guarantee that such a loss of competitive advantage could be remedied or overcome by the Company at a price which the Company would be willing or able to pay.

There has not been any action brought against the Company alleging intellectual property violations.

High Start-up and Operating Risks During Initial Operations
The Company incurred start-up losses during its development period and initial period of operations and will experience lower revenues and operating margins than an established company until the customer base grows to a more optimal operating level. There can be no assurance that we will be able to achieve satisfactory operating results within the expected period of time or develop and have in operation sufficient level of employees to operate the facility.

The Company May Not Be Able to Successfully Develop its Current Product Line
Although the Company believes that its products can be profitably developed and manufactured, there may be unanticipated technological, regulatory and marketing issues that may make the products unfeasible to produce or to market. In addition, delays in the production and release testing of Anvirzel™ in the Company’s pharmaceutical clean room facilities can occur due to unforeseen development obstacles, some of which are beyond the Company’s control. If the Company is unable to complete the products as planned, its revenue and earnings growth could be materially adversely affected.

Failure of Promotional Activities
Although there are certain expectations with respect to the projected results of promotion activities, particular promotions may not reach anticipated levels of success. If early advertising and promotion is not successful, the likelihood of the Company expending all of its funds prior to the Company reaching a level of profitability will be increased.

The Company May Be Unable to Manage Rapid Growth
The Company’s business plan will, if successfully implemented, result in the rapid expansion of its business on a widespread basis. Rapid expansion of the Company’s operations may place a significant strain on the Company’s management, financial and other resources. The ability to manage future growth will depend upon the Company’s ability to monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand internal management and technical, information and accounting systems, and to attract, assimilate and retain additional qualified personnel.

The Company Does Not Carry Product Liability Insurance
Insurance carriers are currently reluctant to provide product liability insurance for biotechnology products due to the limited claims history for such products. The Company has no plans to obtain such insurance and may be unable to secure product liability insurance, or be unable to secure such insurance except on terms unacceptable to the Company. In the event of major product liability litigation or a major award against the Company during a time when the Company has no available insurance, the Company may sustain significant losses of its operating capital.

The Company is Subject to Extensive Regulation
The healthcare industry is subject to extensive regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. Currently, the Company and many of its patients rely on regulatory guidance applicable to individual use importation of Anvirzel.

Each jurisdiction in which the Company may operate has its own regulatory scheme addressing the development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record-keeping and reporting requirements for human drugs.

While the Company currently has a Sanitary Register issued by the Ministry of Health of the Republic of Honduras for the manufacture, sale and distribution of Anvirzel™, HIviral and HEP-viral, as well as approvals for sale and distribution in the Republics of El Salvador and Guatemala for Anvirzel™, there can be no assurances that the Sanitary Register will be extended.
Rules and regulations governing the sales of pharmaceuticals are subject to the laws of the issuing countries, as well as the terms and conditions of international treaties. Given that the Company’s pharmaceutical operations take place only in Honduras, the Sanitary Register only shows approval under Honduran regulations for manufacturing, sale, and distribution in Honduras. Additional regulatory approval may be required for some or all products developed by the Company if the Company expands operations to other jurisdictions. Failure to achieve initial approval will require modification and redesign of the Company’s products or, at worst, elimination of the product. The Company may not have the financial resources to modify its products or implement new designs.

Risks Applicable to Selling Products in Foreign Countries
Sales of products in foreign countries expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, foreign taxes, export licensing requirements and other foreign regulations that may apply to the export of its products. In addition, the Company may experience difficulties in providing prompt and cost-effective service of its products in foreign countries.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal property is our corporate headquarters located at 11467 Huebner Road, Suite 175, San Antonio, Texas, 78230.  We lease this property under a lease agreement with Midway Plaza, Ltd and it will terminate March 31, 2014.  The farm where our oleander plants are growing is leased on a three year oral lease that runs until August, 2013 from Seco Valley Orchard.  We have approximately 30,000 plants growing on this property.  The office for Salud Integral, our primary Honduran operation, is located at Col. Lomas del Guijarro, Edif. Plaza Azul; 6to Piso, #63, Tegucigalpa M.D.C., Honduras and is leased from Plaza Azul Ingelsa. The lease on this property runs yearly from May to April.

Item 3.  Legal Proceedings

As of March 28, 2012, we had no outstanding legal proceedings.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company is a reporting issuer, but our stock is not publicly traded.  As a result, there is no active market for our stock.

Stockholders

Our transfer agent is Equity Financial Trust Company.  As of March 15, 2012, there are approximately 1,156 shareholders of record of our common stock.

Dividends

We have never paid and do not intend to pay any cash dividends on our common stock for the foreseeable future.  We currently intend to retain any future earnings for reinvestment in our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

Equity Compensation Plan Information

The Company has the 2006 Incentive Stock Option Plan for employees only and the Nonqualified Stock Option Plan for all others who are granted options by the Board of Directors.  Amendments to these plans will be voted on by stockholders at the 2012 Annual General Stockholders meeting.

1,950,000 stock options with an exercise price of CDN$0.10 were granted to various directors, employees and consultants on January 17, 2007.  These options vested immediately and expire January 17, 2015.  The fair value was determined to be $153,000 at $0.08 per option, using the Black-Scholes model for pricing options. This amount was recorded as stock-based compensation expense and an increase to reserves.  The following assumptions were used: risk free interest rate of return of 4.3%, expected stock volatility of 105%, dividend yield of 0% and expected life of 5 years.  30,000 of these options were exercised in 2008, 150,000 of these options were exercised in 2010 and 150,000 expired for other than maturity reasons.

800,000 stock options with an exercise price of CDN$0.50 were granted to a consultant on July 9, 2007.  These options vested immediately and expire July 9, 2012.  The fair value has been determined to be $315,000 at $0.39 per option, using the Black-Scholes model for pricing options.  This amount was recorded as stock-based compensation expense and an increase to contributed surplus.  The following assumptions were used: risk free interest rate of return of 4.69%, expected stock volatility of 105%, dividend yield of 0% and expected life of 5 years.

150,000 stock options with an exercise price of CDN$1.22 were granted to a consultant on January 4, 2008.  These options vested immediately and expire on January 4, 2013.  The fair value has been determined to be $113,000 at $0.75 per option, using the Black-Scholes model for pricing options.  This amount was recorded as stock-based compensation expense and an increase to contributed surplus.  The following assumptions were used: risk free interest rate of return of 3.39%, expected volatility of 105%, dividend yield of 0% and expected life of 5 years.

160,000 stock options with an exercise price of CDN$1.22 were granted to employees on December 5, 2008.  These options vested immediately and expire on December 5, 2013. The fair value has been determined to be $119,761 at $0.75 per option, using the Black-Scholes model for pricing options.  This amount was recorded as stock-based compensation expense and an increase to contributed surplus.   The following assumptions were used: risk free interest rate of return of 2.21%, expected volatility of 105%, dividend yield of 0% and expected life of 5 years.

450,000 stock options with an exercise price of US$1.22 were granted to certain directors on August 26, 2010.  These options vested immediately and expire August 26, 2015.  The fair value was determined to be $508,500 at $1.13 per option, using the Black-Scholes model for pricing options.  This amount was recorded as an increase to stock-based compensation expense and an increase to reserves.  The following assumptions were used:  risk free interest rate of return of 2.06%, expected volatility of 156%, dividend yield of 0% and expected life of 5 years.

450,000 stock options with an exercise price of US$1.50 were granted to certain employees on June 27, 2011. These options vest 25% annually with 25% on June 27, 2012; 25% on June 27, 2013; 25% on June 27, 2014 and 25% on June 27, 2015 and expire June 27, 2016.  The fair value was determined to be $647,925 at $1.44 per option, using the Black-Scholes model for pricing options.  $84,365 was recorded as an increase to stock-based compensation expense and an increase to reserves for the three and nine month periods ended September 30, 2011. The following assumptions were used:  risk free interest rate of return of 2.79%; expected volatility of 181%; dividend yield of 0% and expected life of 5 years.

Recent Issuances of Unregistered Securities

In December 2007, the Company's Board of Directors approved a private placement of up to 2,000,000 common shares of the Company at a subscription price of $1.00 per common share.

During the year ended December 31, 2008, the Company issued 1,325,110 shares for gross proceeds of $1,325,110.  Share issue costs of $20,000 were incurred relating to the private placement.  During the year ended December 31, 2009, the Company issued 545,925 shares for gross proceeds of $545,925.  The private placement was amended in March 2010 to 2,075,500 common shares under the same terms and conditions in order to accommodate an oversubscription of 75,500 common shares.  During the nine month period ended September 30, 2010 and year ended December 31, 2010, the Company issued 204,465 shares for gross proceeds of $204,465, of which $2,194 was received in advance and included in shares to be issued as at January 1, 2010.

During 2009, the Company received consulting services in exchange for 35,400 shares to be issued subsequent to year end, with an estimated fair value of $35,400.  The Company continued to receive consulting services up to the end of the consulting term in April 2010, with an estimated fair value of $14,600. Upon completion of the consulting term the Company issued 50,000 common shares for the consulting services rendered. $14,600 is included in general and administrative expenses for the nine month period ended September 30, 2010.

In May 2010, the Company issued 10,000 common shares in accordance with a consulting agreement.  This transaction was recorded at the fair value of the common shares of $10,000 resulting in an increase to share capital and a corresponding increase to prepaid expenses as at September 30, 2010.

In April 2010, the Company’s Board of Directors approved a non-brokered private placement of units of the Company at a subscription price of $1.00 per unit.  During the nine month period ended September 30, 2010, the Company issued 500,000 units for gross proceeds of $500,000.  Each unit consisted of one common share and one common share purchase warrant.  One warrant entitles the holder to purchase one additional common share of the Company at a price of $1.25 per share expiring May 5, 2011. The warrants expired and were replaced with new warrants that were issued on May 6, 2011 with the same terms and expiring May 5, 2012.

In September 2010, the Company’s Board of Directors approved a non-brokered private placement of common shares of the Company at a subscription price of $1.50 per share.  Pursuant to this private placement on September 23, 2010; October 26, 2010 and December 21, 2010; the Company issued 56,000, 184,500 and 20,148 common shares for gross proceeds of $84,000, $276,750 and $30,222 respectively.

On March 29, 2011, the Company completed the fourth closing of its non-brokered private placement by issuing 199,583 common shares at $1.50 per share for gross proceeds of $299,374.

On March 9, 2011, the Company completed a non-brokered private placement to issue 500,000 Series “A” Convertible Preference Shares, at a subscription price of $1.00 per share for a total of $500,000.   The Convertible Preference Shares are non-voting, non-redeemable, non-retractable and are not entitled to receive dividends.  Each Series “A” Convertible Preference Share may, at the option of the holder, be converted into one common share.  The expiry date of the conversion is December 31, 2012.

On May 5, 2011 the 500,000 Series “A” Convertible Preference Shares were converted into 500,000 common shares.

On May 5, 2011, the Company completed the fifth closing of its non-brokered private placement by issuing 29,867 common shares at $1.50 per share for gross proceeds of $44,801.

The fair value of the 500,000 warrants issued in May 2010 was $161,476.  The fair value of the warrants was estimated using the Black Scholes pricing model based on the following assumptions:  risk-free interest of 1.89%, volatility of 143%; expected dividend yield of 0% and expected life of one year.

On May 5, 2011, the 500,000 warrants expired; and replacement warrants were issued on May 6, 2011 with the same terms and an expiry date of May 5, 2012.  The fair value of the 500,000 warrants was $504,043. The fair value of the warrants was estimated using the Black-Scholes pricing model based on the following assumptions:  risk-free interest of 1.65%; volatility of 181%; expected dividend yield of 0% and expected life of one year.

On June 28, 2011, the Company completed the sixth closing of its non-brokered private placement by issuing 41,206 common shares at $1.50 per share for gross proceeds of $61,809.

On June 28, 2011 the Company cancelled 19,269 shares it held directly.

On September 8, 2011 and September 29, 2011, the Company completed the seventh and eighth closing of its non-brokered private placement by issuing 58,737 and 10,000 common shares at $1.50 per share for gross proceeds of $88,106 and $15,000, respectively.

On September 26, 2011, the Company approved a non-brokered private placement to issue 1,000,000 Series “B” Convertible Preference Shares, at a subscription price of $1.00.  The Convertible Preference Shares are non-voting, non-redeemable, non-retractable and are not entitled to receive dividends.  Each Series “B” Convertible Preference Share may, at the option of the holder, be converted into one common share.  The expiry date of the conversion is December 31, 2012. Pursuant to this private placement 250,000 preference shares were issued.

On September 29, 2011, the 250,000 Series “B” Convertible Preference Shares were converted into 250,000 common shares.

On December 22, 2011, we completed our ninth closing of our non-brokered private placement by issuing 2,300 common shares at $1.50 per share for gross proceeds of $3,450.

Item 6. Selected Financial Data

Selected financial data that is included as a part of this Form 10-K is found in the financial statements which are immediately following the signature page.

Item 7. Managements' Discussion and Analysis and Plan of Operation

The following management’s discussion and analysis (“MD&A”), dated March 28, 2012, is a discussion relating to the financial results and condition of Nerium as at December 31, 2011 and for the year ended December 31, 2011 in comparison to the year ended December 31, 2010.

This MD&A should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual report on Form 10-K for the year ended December 31, 2011. The financial statements have been prepared in accordance with US GAAP.

All monetary amounts in this MD&A are in U.S. dollars unless otherwise specified. A majority of Nerium’s operations are carried out by its Honduran subsidiaries in the Honduran Lempira, which is the subsidiaries’ functional currency.

Further information regarding Nerium can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov.

Overall Performance

Revenues for the year-ended December 31, 2011 totaled $843,068, an increase of $533,779 or 173% from the $309,289 for the year-ended December 31, 2010. The increase in sales resulted from the launching of NI and the sale of skincare products to them of $386,063. Sales of Anvirzel increased $147,716 or 48% during 2011 to $457,005 as market acceptance continued to grow.

Other income for the year-ended December 31, 2011 totaled $9,334, an increase of $7,125, or 323% from the $2,209 for the year-ended December 31, 2010. Other income for 2010 came from medical services provided at the Salud Integral Clinic in Honduras while in 2011 it came from both medical services provided by the clinic and fees earned from NI.

As a result of the forgoing, revenue for the year-ended December 31, 2011 totaled $852,402, an increase of $540,904 or 174% from the $311,498 of total revenue for the year-ended December 31, 2010.

Cost of goods sold for the year-ended December 31, 2011 totaled $405,442, an increase of $256,686, or 173% from the $148,756 for the year-ended December 31, 2010. The increase in the cost of goods sold resulted from the sale of skincare product to NI in 2011.

As a result of the foregoing, the Company’s gross profit increased to $446,960 for the year-ended December 31, 2011 from $162,742 for the year-ended December 31, 2010.

General and administrative expenses totaled $1,228,647 for the year-ended December 31, 2011, an increase of $229,641, or 23% from the $999,006 for the year-ended December 31, 2010. This increase resulted primarily from an increase in professional fees.

Stock based compensation totaled $168,730 for the year-ended December 31, 2011, a decrease of $339,770 or 67% from the $508,500 for the year-ended December 31, 2010. The charge for stock based compensation resulted from the issuance of 450,000 stock options to certain employees. These options have an exercise price of US$1.50 and vest 25% on June 27, 2012; 25% on June 27, 2013; 25% on June 27, 2014 and 25% on June 27, 2015. The fair value of these options as of the date of grant was $647,925 ($1.44 per option) using the Black-Sholes model for pricing options.

The Company had a Fair Value of Warrants expense in 2011 for $504,043 while it was nil in 2010.  The warrants were extended in Q2, 2011 after having been attached to a sale of common stock in 2010.  These warrants have an exercise price of $1.25 and expire on May 6, 2012.

Research and development expenses totaled $370,899 for the year-ended December 13, 2011, a decrease of $21,572, or 5.5% from the $392,471 for the year-ended December 31, 2010. This decrease resulted as one segment of anti-viral research wound down and no additional new research commenced.

The loss on foreign exchange for the year-ended December 31, 2011 totaled $2,736 while it was $nil 2010. This resulted from the decrease in value of the US dollar against the Honduran currency.

Depreciation expense totaled $36,971 for the year-ended December 31, 2011, a decrease of $5,312, or 12.57% from the $42,283 for the year-ended December 31, 2010. This decrease resulted represents a decrease in depreciation due to amortized assets.

As a result of the forgoing, the Company incurred a loss for the 2011 period of $1,865,066 compared to a loss for the 2010 period of $1,779,518.

The Company had a gain on the exchange difference on translating foreign operations for the year ended December 31, 2011 of $6,793 compared to a loss of $3,871 for the year ended December 31, 2010.

As a result of the forgoing, the Company incurred a comprehensive loss of $1,858,273 for the year ended December 31, 2011 compared to a comprehensive loss for the year ended December 31, 2010 of $1,783,389.

The Company had a loss attributable to non-controlling interest of $585 for the year ended December 31, 2011 compared to a loss attributable to non-controlling interest of $2,746 during 2010.

As a result of the forgoing, the Company incurred a net loss of $1,857,688, or ($0.06) per share, compared to a net loss of $1,780,643, or ($0.05) per share, for the year-ended December 31, 2010.

Liquidity

The Company, as at December 31, 2011 had current assets of $747,652, which included cash and cash equivalents of $217,034; inventory of $368,696; accounts receivable of $3,934 and prepaid expenses and deposits of $157,988. Prepaid expenses and deposits comprise of costs relating to patents pending approval and advances for costs related to the production of powder.  The Company had liabilities of $344,995 in accounts payable and accrued liabilities resulting in net working capital of $402,657.  Most cash equivalents are held in a money market fund, earning a variable rate of market interest, at Texas Capital Bank. The balance of cash equivalents are held in various operating accounts at Texas Capital Bank, Banco Ficohsa (located in Honduras) and Banco Credomatic (located in Honduras).

Historically, the Company has been able to generate the cash required for operations, as well as its research projects, through the private placement issuances of common shares. This was supplemented with the issuance of Series “A” Convertible Preference Shares and an issuance of Series “B” Convertible Preference Shares during the year ended December 31, 2011.  During the year we closed on five private placements totaling 341,693 shares of common stock priced at $1.50 each, generating $512,539 in cash.

Based upon current operations, the Company has insufficient cash flow to fund its operation and to execute its business plan for the next twelve months. However, revenue thus far in the first quarter of this year ending December 31, 2012 has almost exceeded that of the entire year 2011.  This growth is expected to continue, and when combined with anticipated sales of common stock, should provide the funds to allow the Company to execute its business plan for the year. If the Company is unable to sustain this revenue growth and or sell shares at a sufficient price, it will be unable to continue as a going concern.

Capital Resources

We had no long-term debt financing arrangements and do not anticipate incurring any such debt. Since incorporation, a majority of cash has been raised through private placement issuances of common shares. It is expected that further cash will be raised through issuances of common shares on a private placement, which, along with cash received through continuing product sales, will be sufficient to meet capital requirements for 2012. However, given the uncertain state of the capital markets, we have developed a contingency plan in the event that it is unable to generate cash through the sale of equity, which plan includes the scaling back of certain research and development projects. There were no commitments for capital expenditures as at December 31, 2011.

Off Balance Sheet Arrangements

As at the date of this filing, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Commitments

Operating leases

At December 31, 2011, the Company was committed to operating lease payments for its various premises in the following amounts:

2012	$223,766
2013	219,847
2014	199,686
2015	196,691
$839,990

In addition, the Company is committed to the following:

(a)
The Company has entered into two separate agreements with one individual. The first agreement, a production and purchasing agreement effective June 2004, entitles the individual to receive $3.25 per vial of Anvirzel sold to third parties in exchange for the use of facilities and production supervision. The second agreement, a consulting agreement effective January 2007, entitles the individual to receive an additional $3.25 per vial of Anvirzel sold to third parties in exchange for consulting services in relation to the production of Anvirzel.  Both agreements remain in effect for as long as Anvirzel is produced in Honduras.

(b)
Prior to 2004, the Company entered into a consulting agreement which entitles the consultant to receive $1.00 per vial of Anvirzel sold to third parties in Central America and $2.00 per vial for patients coming from countries other than Central America, to a maximum of $20,000 per month, expiring in 2018.

The commissions paid are not significant and are included in cost of sales.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), on a timely basis so that appropriate decisions can be made regarding public disclosure.  Management of the Company, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as at December 31, 2011, as required by Canadian securities law.  Based on that evaluation, the CEO and CFO have concluded that, as at December 31, 2011, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings (as such terms are defined under Multilateral Instrument 52-109 Certification of Disclosure in Issuers Annual and Interim Filings) and other reports filed or submitted under Canadian securities laws were recorded, processed, summarized and reported within the time period specified by those laws and that material information was accumulated and communicated to management of the Company, including the CEO and CFO, as appropriate to allow for accurate disclosure to be made on a timely basis.

Internal Controls over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  The CEO and CFO have concluded that there has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As of December 31, 2011, the Company’s internal control over financial reporting was effective.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants as included, as part of this Form 10-K are found immediately following the signature page.

Item 9. Changes In and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

(i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

(ii) Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Dennis R. Knocke, our President and Chief Executive Officer, and Joseph B. Nester, our Chief Financial Officer, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our President and Chief Executive Officer, and our Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Auditor’s Attestation Report

The Company is not required to provide an auditor attestation report on its internal control over financial reporting for the fiscal year ended December 31, 2011. In this annual report on Form 10-K, the Company’s independent registered auditor, MSCM LLP, Chartered Accountants, has not stated its opinion as to the effectiveness of the Company internal control over financial reporting for the fiscal year ended December 31, 2011 and has not issued an attestation report on the Company’s internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Significant Employees

The following sets forth information concerning our current directors, executive officers and significant employees. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Name	Age	Position

Dennis Ray Knocke	59	CEO, President and Director
Joseph Benjamin Nester	55	CFO, Secretary-Treasurer, Vice-President
J. Peter Nettelfield	77	Director
Gustavo Adolfo Ulloa Alonzo	43	Director
John Frederick O’Donnell	63	Director
John Christopher Wansbrough	79	Director
Peter A. Leininger	69	Director

Dennis R. Knocke. Mr. Knocke has served as the President, Chief Executive Officer and as Chairman of the Board of Directors of the Company since January 2007. Mr. Knocke performs all of the executive management functions commensurate with his position, and also coordinates product research and product development. From January 2000 to December 2006, Mr. Knocke served in an executive management position with Phoenix Biotechnology, Inc. (“Phoenix USA”), and in such capacity was responsible for, among other things, creation of Phoenix USA’s Latin American operations. Mr. Knocke attended Sam Houston State University in Huntsville, TX. From 1998 to 1999, Mr. Knocke was President of Bexar Credentials Verification, Inc., a startup software technology company whose principals included the Bexar County Medical Society, the Texas Medical Liability Trust, and Florida Physicians Insurance Company. Mr. Knocke has also successfully founded and operated several startup health care companies that were acquired by national and international business entities listed on the New York and London stock exchanges. Such companies were involved in the sale of health care equipment to hospitals and home care patients. Mr. Knocke dedicates approximately 100% of his time to the Company. Mr. Knocke is not a party to any non-competition agreement or non-disclosure agreement with the Company.

Joseph B. Nester. Mr. Nester has served as Chief Financial Officer, VP Operations, Secretary and Treasurer of the Company since February 2007. In this role with the Company, Mr. Nester is responsible for all financial and accounting activities. In addition, Mr. Nester is actively involved in the coordination of plant growing, harvesting and biomass production, as well as related distribution and testing. From July 2003 to January, 2007, Mr. Nester served in a regulatory compliance capacity at World Savings Bank FSB. Mr. Nester’s additional experience includes eight years (1977 to 1985) with the United States Treasury Department, Office of the Comptroller of the Currency as a National Bank Examiner and twelve years (1985 to 1997) with Frost National Bank in lending. Mr. Nester also has four years’ experience with a startup pharmaceutical company, where he was initially the Secretary Treasurer and later became its President, and was involved in dealing and liaising with both researchers and regulatory agencies. During this time, Mr. Nester led the company in a successful Phase One clinical study and implementation of a Compassionate Use Investigational New Drug (CUIND) program and had direct involvement with the US FDA, among other regulatory agencies. Mr. Nester has also successfully completed the first level of instruction in brain development at the Institutes for the Achievement of Human Potential in Philadelphia, PA. As a result, for the past twelve years he has been a facilitator of an independent study program on brain development conducted through the University of Texas at San Antonio. Mr. Nester graduated from the University of Texas at Austin with a BBA in General Business. Mr. Nester dedicates approximately 100% of his time to the Company and has not entered into any non-competition or non-discharge agreement with the Company.

J. Peter Nettelfield. Mr. Nettelfield attended the University of Manitoba in Winnipeg and prior to graduation joined the prestigious Canadian investment banking firm of Wood Gundy & Company, Limited.  During his time there he assisted in the initial development of the Canadian money market.  After ten years with Wood Gundy, Mr. Nettelfield’s interest changed from fixed income securities to equities.  He then joined Burns Bros. & Denton, noted for its excellent research department.  Mr. Nettelfield serviced major institutions and commercial accounts.  While at Burns Bros., at the invitation of Sir John Templeton, he became a director of the Templeton Growth Fund.  Upon leaving the investment business, he moved to Texas where he became the president of the Texas subsidiary of a Canadian real estate development firm.  In this capacity he oversaw commercial development in Dallas, Austin, and San Antonio.  In recent years he has been active in various entrepreneurial endeavors. While Mr. Nettelfield has been a resident of Texas for over thirty years, he is proud of his Canadian heritage and has retained his Canadian citizenship

John F. O’Donnell. Mr. O’Donnell has been a director of the Company since June 2006 and is a practicing attorney in Toronto, Ontario, Canada where he is associated with the law firm of Strikeman, Keely, Speigel, Pasternack, LLP. From September, 2003 to December 2007 he was a sole practioner in Toronto and from September 1997 to September 2003 he was affiliated with the firm of Shibley Righton, LLP in Toronto. Mr. O’Donnell holds a degree from the University of Windsor. Mr. O’Donnell also serves as a director of several Canadian listed companies.

Gustavo A. Ulloa, Jr. Mr. Ulloa has served as a director of the company since January 2007. Mr. Ulloa is currently the General Manager and Director for Laboratories Francelia, a pharmaceutical laboratory and manufactory facility in Tequciqalpa, Honduras where he has been employed since 1993. Mr. Ulloa has a MS degree in Industrial Engineering from University of Miami (Miami, FL).

John C.C. Wansbrough. Mr. Wansbrough was elected to the Board of Directors in June, 2010. Mr. Wansbrough is and has been the Chairman of Rogers Telecommunications Limited, Canada's largest cable provider, since 1997. For over forty years, he has served in an executive capacity with various trust companies and corporations, has served on numerous boards of directors as well as serving as an adviser to the Minister of State Finance. Mr. Wansbrough holds a B.A. and LL.D degree from the University of Toronto and is a Chartered Financial Analyst.

Peter A. Leininger, M.D. Mr. Leininger was elected to the Board of Directors in June, 2010. He received his MD from the University of Indiana in 1968 and practiced medicine for ten years. In 1978 he joined Kinetic Concepts, Inc., a medical products company where he was its medical director for twenty-one years directing its medical research, product engineering and manufacturing. He is currently self-employed and has extensive investments in real estate and the hospitality industry. Dr. Leininger has been awarded numerous patents and has presented numerous medical research papers.

Audit Committee

The board of directors has an Audit Committee whose current members are John Christopher Wansbrough (Chairman); J. Peter Nettelfield and Peter Leininger.  The primary purpose of the Audit Committee is to act on behalf of the board of directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sorbanes-Oxley Act of 2002.  The board of directors has determined  that Mr. Wansbrough is an “audit committee financial expert” as that term is defined under Regulation S-K, Item 407(d)(5)(ii).

Compensation Committee

The board of directors has a Compensation Committee whose current members are John Christopher Wansbrough (Chairman); Peter Leininger and Dennis Knocke.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the copies of Forms 3, 4, and 5, as applicable, and amendments thereto, provided to the Company and the written representations of its directors, executive officers and 10% stockholders, the Company believes that, during the fiscal year 2011, its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics and Policy Regarding Consideration of Director Candidates Recommended by Stockholders

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in addition to its current corporate governance policies.

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2011 and 2010 of the executive officers.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Dennis Knocke, Director, President and	2011	130,000	-	-	288,000	-	-	-	418,000
Chief Executive Officer	2010	120,000	-	-	-	-	-	-	120,000
Joseph Nester, Vice-President, Chief	2011	90,000	-	-	288,000	-	-	-	378,000
Financial Officer and Secretary -Treasurer	2010	80,000	-	-	-	-	-	-	80,000

Directors compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
	2011	45,000	-	-	50,500	-	-	-	95,500
J. Peter Nettelfield	2010	25,000	-	-	185,500	-	-	-	210,500
	2011	-	-	-	-	-	-	-	-
Gustavo Adolfo Ulloa Alonzo	2010	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
John O’ Donnell	2010	1,600	-	-	-	-	-	-	1,600
	2011	-	-	-	25,250	-	-	-	25.250
Christopher Wansbrough	2010	-	-	-	177,500	-	-	-	177,500
	2011	-	-	-	-	-	-	-	-
Peter Leininger	2010	-	-	-	169,500	-	-	-	169,500

Director compensation

We do not have a Long-Term Incentive Plan.

Equity Compensation Plan Information

We have reserved and set aside up to 6,256,000 common stock shares for the granting of options to directors, officers, employees and consultants.  The terms of the awards under the plan are determined by the Board of Directors.

Compensation of Directors

Our directors do not receive cash compensation for services.  Each director upon joining the Board is granted 150,000 stock options.  Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the Company.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

The following table sets forth the common stock beneficially owned by (1) our directors and named executive officers and (2) all of our current directors and executive officers as a group. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	% Shares (1)
Dennis Knocke (2)
11467 Huebner Road, Suite 175, San Antonio, Texas, 78230	214,462	0.66%
Joseph Nester (3)	144,639	1.26%
J. Peter Nettelfield (4)	286,683	1.48%
John O’Donnell (5)	270,001	1.28%
Gustavo Adolfo Ulloa Alonzo (6)	-	0.00%
John Christopher Wansbrough (7)	142,000	0.97%
Peter Leininger (8)	-	0.00%
Officers and Directors as a group (7 persons)	1,057,785	8.02%

(1)	Based on 32,817,105 shares outstanding as of March 15, 2012.
(2)
Dennis Knocke owns stock options, expiring June 27, 2016, to purchase 200,000 shares of Common Stock at an exercise price of $1.50.  The options vest 25% on June 27, 2012; 25% on June 27, 2013, 25% on June 27, 2014 and 25% on June 27, 2015.  He also owns stock options, expiring January 17, 2012, to purchase 600,000 shares of Common Stock at an exercise price of $0.10.

(3)
Joseph Nester owns stock options, expiring June 27, 2016, to purchase 200,000 shares of Common Stock at an exercise price of $1.50.  The options vest 25% on June 27, 2012; 25% on June 27, 2013, 25% on June 27, 2014 and 25% on June 27, 2015.   He also owns stock options, expiring January 17, 2012, to purchase 120,000 shares of Common Stock at an exercise price of $0.10.  He further owns stock options, expiring December 6, 2013, to purchase 150,000 shares of Common Stock at an exercise price of $1.22.

(4)
J. Peter Nettelfield owns stock options expiring August 26, 2015, to purchase 150,000 shares of Common Stock at an exercise price of $1.22.  He owns further share purchase warrants, expiring May 5, 2012, to purchase 50,000 shares of Common Stock at an exercise price of $1.25.

(5)	John O’Donnell owns stock options, expiring January 17, 2012, to purchase 150,000 shares of Common Stock at an exercise price of $0.10.
(6)	Gustavo Adolfo Ulloa Alonzo owns stock options, expiring January 17, 2012, to purchase 150,000 shares of Common Stock at an exercise price of $0.10.
(7)
John Christopher Wansbrough owns stock options expiring August 26, 2015, to purchase 150,000 shares of Common Stock at an exercise price of $1.22.  He owns further share purchase warrants, expiring May 5, 2012, to purchase 25,000 shares of Common Stock at an exercise price of $1.25.

(8)	Peter Leininger owns stock options expiring August 26, 2015, to purchase 150,000 shares of Common Stock at an exercise price of $1.22.

Item 13. Certain relationships and related transactions and director independence.

During the year ended December 31, 2011 we entered into the following related party transactions:

We incurred consulting fees of $45,000 (2010 - $25,000) during the year ended December 31, 2011, for services provided by a director of the company.  This amount is included in general and administrative expenses.

In the year ended December 31, 2011, total sales by us to NI was $386,400 (2010 - $nil).   The unrealized profit of $3,914 associated with these sales to the related party has been eliminated.

The following members of our board of directors are “independent” as such term is defined in the applicable rules of the SEC:
J. Peter Nettelfield
John Christopher Wansbrough
Peter Leininger

Item 14. Principal accountant fees and services

The following table represents fees for professional audit services rendered by MSCM LLP for the audit of our consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by MSCM during those periods.

The aggregate fees billed for professional services by MSCM LLP in 2011 and 2010 for those various services were:

	2011	2010
Audit fees	77,685	45,000
Audit-related fees (1)	61,638	69,000
Tax fees	-	16,100
All other fees	5,085	25,300
Total	$144,408	$155,400

(1)	These fees were for reviews of quarterly financial statements.

Appointment of Registered Public Accounting Firm and Pre-Approval of Audit and Non-Audit Services

The audit committee pre-approves all audit and other permitted non-audit services provided by our independent auditors.  Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit.  Our independent auditors and senior management periodically report to the Audit Committee the extent of the services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.  The following documents are included as part of this Annual Report on Form 10-K:

Exhibit No.	Name of Exhibit

23.1	Consent of MSCM, LLP, Chartered Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto authorized.

NERIUM BIOTECHNOLOGY, INC

	By:	/s/ Dennis Knocke
Dennis R. Knocke
President and Chief Executive Officer

Dated: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R. Knocke	President and Chief Executive Officer, and	March 28, 2012
Dennis R. Knocke	Director

/s/ Joseph B. Nester	Vice-President, Chief Financial Officer	March 28, 2012
Joseph B. Nester

/s/ J. Peter Nettelfield	Director	March 28, 2012
J. Peter Nettelfield

/s/ Gustavo A. U. Alonzo	Director	March 28, 2012
Gustavo A. U. Alonzo

/s/ J. Christopher Wansbrough	Director	March 28, 2012
J. Christopher Wansbrough

/s/ Peter A. Leininger	Director	March 28, 2012
Peter A. Leininger

Nerium Biotechnology, Inc.

Consolidated Financial Statements

December 31, 2011 and 2010

(in U.S. dollars)

Nerium Biotechnology, Inc.

December 31, 2011 and 2010

Page
Report of Independent Registered Public Accounting Firm	3

Consolidated Financial Statements

Consolidated Balance Sheets as at December 31, 2011 and 2010	4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010	5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011 and 2010	6 - 7

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	8

Notes to the Consolidated Financial Statements	9 - 25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Nerium Biotechnology, Inc.

We have audited the accompanying consolidated balance sheets of Nerium Biotechnology, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nerium Biotechnology, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and its dependency upon future financing raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed: “MSCM LLP”

Toronto, Ontario	Chartered Accountants
March 29, 2012	Licensed Public Accountant

701 Evans Avenue, 8th Floor, Toronto ON M9C 1A3, Canada T (416) 626-6000 F (416) 626-8650  MSCM.CA

Nerium Biotechnology, Inc.

Consolidated Balance Sheets

	December 31	December 31
	2011	2010

Assets
Current assets
Cash and cash equivalents	$217,034	$186,823
Accounts receivable	3,934	2,464
Inventory (note 4)	368,696	123,030
Prepaid expenses and deposits	89,481	68,085
Prepaid expenses relating to patents	68,507	-
Total current assets	747,652	380,402
Equipment, net (note 5)	213,851	251,239
Total assets	$961,503	$631,641
Liabilities
Current liabilities
Accounts payable	$-	$11,875
Accrued liabilities	266,081	73,548
Employee related accruals	-	6,749
Advance from related party (note 8)	3,914	-
Customer deposits	75,000	-
Total liabilities	344,995	92,172

Stockholders’ Equity
Preferred stock, no-par value, unlimited, none issued and outstanding	-	-
Common stock, no-par value, unlimited authorized, 32,617,105 (2010 – 31,544,681) shares issued and outstanding (note 6)	7,077,077	5,814,538
Additional paid in capital	2,082,988	1,410,215
Accumulated comprehensive income (loss)	2,922	(3,871)
Accumulated deficit	(8,535,754)	(6,671,273)

Nerium Biotechnology, Inc. Stockholders’ equity	627,233	549,609
Non-controlling interests	(10,725)	(10,140)

Total stockholders’ equity	616,508	539,469
Total liabilities and equity	$961,503	$631,641
Going Concern (note 2)
Commitments (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Nerium Biotechnology, Inc.

Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2011 and 2010

	2011	2010

Revenue
Sales (note 8)	$843,068	$309,289
Other income	9,334	2,209
	852,402	311,498
Cost of sales	405,442	148,756
Gross profit	446,960	162,742
Expenses
General and administrative (notes 6(b)(iii) and 8)	1,228,647	999,006
Research and development	370,899	392,471
Stock-based compensation (note 7(iii))	168,730	508,500
Fair value of warrants (note 6 (c))	504,043	-
Depreciation	36,971	42,283
Foreign exchange loss	2,736	-
	2,312,026	1,942,260
Net loss for the year	(1,865,066)	(1,779,518)
Exchange difference on translating foreign operations	6,793	(3,871)
Comprehensive loss for the year	(1,858,273)	(1,783,389)
Loss attributable to non-controlling interest	585	2,746
Loss attributable to controlling interest	$(1,857,688)	$(1,780,643)

Basic and diluted loss per common share	$(0.06)	$(0.06)

Weighted-average common shares outstanding – basic and diluted	$32,140,954	$31,098,439

The accompanying notes are an integral part of these consolidated financial statements.

Nerium Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2011 and 2010

	Common Stock		Preferred Stock			Additional	Accumulated Other	Non -		Total
					Shares to be	Paid In	Comprehensive	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	issued	Capital	Loss	Interest	Deficit	Equity
At December 31, 2009	30,369,568	$4,793,808	-	$-	$37,594	$752,008	$-	$(7,394)	$(4,894,501)	$681,515

Issued on private placements (note 6(b)(i))	204,465	204,465	-	-	(2,194)	-	-	-	-	202,271

Options exercised (note 7(i))	150,000	15,000	-	-	-	-	-	-	-	15,000

Fair value of options exercised	-	11,769	-	-	-	(11,769)	-	-	-	-

Issued on private placement (note 6(b)(v))	500,000	500,000	-	-	-	-	-	-	-	500,000

Fair value of warrants (note 6(c))	-	(161,476)	-	-	-	161,476	-	-	-	-

Shares issued in accordance with consulting agreements (note 6(b)(iii) and (iv))	60,000	60,000	-	-	(35,400)	-	-	-	-	24,600

Issued on private placement (note 6(b)(vi))	56,000	84,000	-	-	-	-	-	-	-	84,000

Fair value of options granted (note 7 (ii))	-	-	-	-	-	508,500	-	-	-	508,500

Issued on private placements (note 6(b)(vi))	204,648	306,972	-	-	-	-	-	-	-	306,972

Comprehensive loss for the year	-	-	-	-	-	-	(3,871)	(2,746)	(1,776,772)	(1,783,389)

At December 31, 2010	31,544,681	$5,814,538	-	$-	$-	$1,410,215	$(3,871)	$(10,140)	$(6,671,273)	$539,469

The accompanying notes are an integral part of these consolidated financial statements.

Nerium Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - continued
For the years ended December 31, 2011 and 2010

	Common Sock		Preferred Stock		Shares to be	Additional Paid in	Accumulated Other Comprehensive	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	issued	Capital	Loss	Interest	Deficit	Equity
At December 31, 2010	31,544,681	$5,814,538	-	$-	$-	$1,410,215	$(3,871)	$(10,140)	$(6,671,273)	$539,469

Preference shares issued (note 6(b)(viii) and( xiv))	-	-	750,000	750,000	-	-	-	-	-	750,000

Issued on private placements (note 6(b)(vii))	199,583	299,374	-	-	-	-	-	-	-	299,374

Preference shares converted to common shares (note 6(b)(ix)and (xv))	750,000	750,000	(750,000)	(750,000)	-	-	-	-	-	-

Issued on private placements (note 6 (b)(x))	29,867	44,800	-	-	-	-	-	-	-	44,800

Fair value of warrants (note 6(c))	-	-	-	-	-	504,043	-	-	-	504,043

Issued on private placements (note 6 (b)(xi))	41,206	61,809	-	-	-	-	-	-	-	61,809

Cancellation of shares (note 6(b)(xii))	(19,269)	-	-	-	-	-	-	-	-	-

Issued on private placements (note 6 (b) (xiii))	68,737	103,106	-	-	-	-	-	-	-	103,106

Fair value of options (note 7 (iii))	-	-	-	-	-	168,730	-	-	-	168,730

Issued on private placements (note 6(b) (xix))	2,300	3,450	3,450

Comprehensive loss for the year	-	-	-	-	-	-	6,793	(585)	(1,864,481)	(1,858,273)

At December 31, 2011	32,617,105	$7,077,077	-	$-	$-	$2,082,988	$2,922	$(10,725)	$(8,535,754)	$616,508

The accompanying notes are an integral part of these consolidated financial statements.

Nerium Biotechnology, Inc.

Consolidated Statements of Cash Flows
For the year ended December 31, 2011 and 2010

	2011	2010
Cash flow from operating activities
Net loss for the year	$(1,865,066)	$(1,779,518)
Items not affecting cash:
Depreciation	36,971	42,283
Depreciation included in research and development	15,160	2,527
Share-based compensation	168,730	508,500
Warrants issued	504,043	-
Shares issued in accordance with consulting agreements	-	24,600
Changes in non-cash working capital balances:
Accounts receivable	(1,470)	5,428
Inventory	(245,666)	34,088
Prepaid expenses and deposits	(21,396)	(57,117)
Prepaids expenses relating to patents	(68,507)	-
Accounts payable	(11,875)	-
Accrued liabilities	192,533	28,001
Employee related payables	(6,749)	-
Customer deposits	75,000	-
Advance from related party	3,914	-
	(1,224,378)	(1,191,208)

Cash flow from investing activities
Purchase of equipment	(14,743)	(105,793)

Cash flow from financing activities
Issuance of common shares	512,539	1,093,243
Issuance of preference shares	750,000	-
Proceeds from options exercised	-	15,000
	1,262,539	1,108,243
Effect of exchange rate changes on cash and cash equivalents	6,793	(5,219)
Increase (decrease) in cash and cash equivalents	30,211	(193,977)
Cash and cash equivalents, beginning of the year	186,823	380,800
Cash and cash equivalents, end of the year	$217,034	$186,823
Included in cash and cash equivalents is:
Cash	$195,509	$60,083
Money market instruments	21,525	126,740
	$217,034	$186,823
Non cash investing and financing activities
Conversion of preference shares to common shares	$750,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

1.	Nature of Business and Basis of Presentation

Nerium Biotechnology, Inc. (the “Company”) was incorporated in Canada on June 1, 2006.  Effective December 31, 2006, the Company entered into a Share Exchange Agreement (the “Share Agreement”) with Phoenix Biotechnology Inc. (“Phoenix US”), whereby the Company acquired a 100% ownership in Phoenix Biotech Ltd. (“Phoenix BVI”), which was incorporated in the British Virgin Islands on June 23, 2006, in exchange for the issuance of 22,610,045 common shares of the Company to Phoenix US shareholders.

Phoenix BVI holds a majority ownership in four Latin American subsidiaries (collectively, “the Latin American Subsidiaries”) as follows: 100% ownership of Drogueria Salud Integral S. de R.L. (“DSI”), 99.94% ownership of Salud Integral S.A. de C.V. (“SI”),  99.99% ownership of Farmacia Salud Integral, S. de R.L. (“FSI”), and 91% ownership of Salud Integral de El Salvador LTDA. de. C.V. (“SIES”).  The Company also held a 96.26% ownership in Drogueria Commercial Suprema S. de R.L. (“DCS”) which was dissolved in 2009.

The Latin American Subsidiaries were incorporated in Honduras and El Salvador and own the rights in these jurisdictions where they are permitted to market Anvirzel as a therapeutic agent with activity against cancer and as a non-toxic adjuvant agent when used with traditional chemotherapy and radiotherapy.

SI is in the process of transitioning from the marketing of Anvirzel exclusively as an intramuscular injection to the development and marketing of oleander - based products which are delivered orally or sublingually.  Anvirzel is not approved by the FDA in the United States or by Health Canada and as such it cannot be marketed outside the three Central American countries it is approved in as a prescription drug.  These countries are Honduras, El Salvador and Guatemala.  Steps are being taken to seek a US FDA approval for an oleander extract administered sublingually, but there is no assurance that this approval will ever be granted.

On September 29, 2010, the Company incorporated a wholly-owned subsidiary Nerium SkinCare, Inc. (“NSC”), a Texas corporation.  NSC produces skin care cream products.   On August 29, 2011, Nerium International, LLC (“NI”) commenced operations for which NSC holds a 30% interest. NSC sells NeriumAD, a skincare cream product exclusively to NI.

NeriumAD, which does not require US FDA approval in order to be marketed, is only available in the United States, however, it is the intent of NI to take it worldwide if and when approvals are granted by the appropriate foreign agencies to allow such sales in those other countries.

The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States dollars, unless otherwise noted.

2.	Going Concern

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

During the year ended December 31, 2011, the Company incurred a net loss of $1,865,066 (2010 - $1,779,518).  At December 31, 2011 the Company had an accumulated deficit of $8,535,754, cash and cash equivalents of $217,034 and working capital of $402,657.  In order to meet future expenditures and cover administrative costs, the Company will need to raise additional financing.  Although the Company has been successful in raising funds to date, there is no assurance that adequate funding will be available in the future, or available under terms favourable to the Company and therefore, there is substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not reflect any adjustments to the carrying values of assets and liabilities that would be necessary if the Company were unable to achieve profitable operations or obtain adequate financing.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3.	Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries NSC and Phoenix BVI including the majority-owned Latin American Subsidiaries.  All significant inter-company balances and transactions have been eliminated on consolidation.

The Company’s ultimate ownership of 30% of NI through NSC is recorded on the equity basis. Where the Company transacts with its equity investments, unrealized profits and losses are eliminated to the extent of the Company’s interest in the investment.  Balances outstanding between the Company and equity accounted investments in which it has an interest are not eliminated in the consolidated balance sheets (see note 8).

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Significant areas requiring the use of estimates relate to the estimated useful lives of equipment, the valuation of stock based compensation and the estimated fair value of shares issued in accordance with certain agreements in exchange for services.

Cash and cash equivalents

Cash and cash equivalents includes bank deposits and all highly liquid financial instruments with a maturity of 90 days or less when purchased.  As at December 31, 2011 and 2010 cash equivalents consisted of money market instruments.

Inventory

Inventory is valued at the lower of cost and market value.  The cost of finished goods comprises direct materials and, where applicable, direct labour costs and overhead costs.  Cost is determined using the first-in, first-out method.  Market value represents the anticipated selling price less all further costs necessary to complete the sale.

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided over the assets' estimated useful lives using the following methods and annual rates:

Laboratory furniture and equipment	- 20 years	straight-line
Clinic and office furniture and equipment	- 5 years	straight-line
Computer equipment	- 5 years	straight-line
Research equipment	- 5 years	straight-line
Vehicles	- 5 years	straight-line

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3.	Significant Accounting Policies - continued

Equity investment

The Company exercises significant influence but does not exercise control over its equity investment, NI.  It is accounted for using the equity method of accounting and is initially recorded at cost.  The Company’s share of the entity’s profits or losses is recognized in the statements of operations.  Where the Company’s share of losses on its investment equal or exceed the carrying amount of the investment, the Company would then only recognize further losses if it incurred obligations or made payments on behalf of the equity investment.

Impairment of long lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for differences between the accounting and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established where necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of the income tax payable or receivable for the period; increased or decreased by the change in deferred tax assets and liabilities in the period.

Financing costs

Costs directly incurred in the course of raising equity financing are netted against the proceeds of the equity raised.  Prior to the completion of a corporate transaction, any equity financing costs incurred for which the Company has not realized proceeds are capitalized and charged against the equity financing raised at the time the proceeds are received.

Revenue recognition

Revenue from product sales of Anvirzel and Nerium Skincare products are recognized when the product is shipped to or picked up by the customer or patient, all risks and rewards have been transferred to the customer or patient, and when collection of the related receivable is reasonably assured.

Patents

Legal fees associated with patents, which are expected to be issued are recorded as prepaid patent costs on the accompanying consolidated balance sheets. Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset, and amortized over the expected life of the patent. The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required. Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3.	Significant Accounting Policies - continued

Foreign currency translation

The Company accounts for foreign currency translation pursuant to ASC 830, “Foreign Currency Matters.”  The Company has adopted the U.S. dollar, as its functional currency and presentation currency.  A majority of the Company's operations are conducted by its Latin American Subsidiaries in the Honduran Lempira, which is the Latin American Subsidiaries' functional currency; with the exception of SIES which uses the U.S. dollar as its functional currency.  The Company translates the remaining Latin American Subsidiaries’ assets and liabilities into U.S. dollars using exchange rates prevailing at the end of the reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period; otherwise, if it is appropriate the rate at the transaction date is used.  Exchange differences are recognised in other comprehensive income.

Research and development costs

Research and development costs are expensed as incurred. The Company supports research of the oleander plants at the farm level, research of the oleander powder used in manufacturing, the product development of Nerium SkinCare, the product development of Phoenix BVI and the anti-viral properties of the extract.

Loss per share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per share is computed, using the treasury stock method, by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.  The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

Share-based compensation

The Company follows the fair value method of accounting for the stock option awards granted to employees, directors, officers and consultants.  Stock options issued to consultants are accounted for based on the fair value of the services rendered.  If this cannot be reliably measured the stock options are valued using the fair-value-based method over the period of services provided.  The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility of expected market prices and an expected life of the options. The number of stock option awards expected to vest are estimated using a forfeiture rate based on historical experience and future expectations. Stock-based compensation is amortized to earnings over the vesting period of the related option. Any consideration received from the participants upon exercise of stock options is credited to capital stock.

The Company uses graded or accelerated amortization which specifies that each vesting tranche must be accounted for as a separate arrangement with a unique fair value measurement. Each vesting tranche is subsequently amortized separately from the grant date.

Non-controlling interest

Third-party ownership in the net assets of our consolidated subsidiaries is shown as non-controlling interest within the equity section of the balance sheets. In the statements of operations, non-controlling interest reflects the allocation of earnings to third-party investors.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3.	Significant Accounting Policies - continued

Financial instruments

FASB ASC 825, Financial Instruments (“FASB ASC 825”) permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period.

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) requires the disclosure of a three-level hierarchy that reflects the significance of the inputs used in making fair value measurements for financial instruments. The three levels of fair value hierarchy are:

● Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities;

● Level 2	-	Inputs other than quoted prices that are observable for assets or liabilities, either directly or indirectly; and

● Level 3	-	Inputs for assets or liabilities that are not based on observable market data.

The Company estimates that the fair values of its financial instruments approximate the carrying values at December 31, 2011 and 2010.  Cash and cash equivalents are measured at fair value and are classified within Level 1 of the fair value hierarchy. Loans and receivables and other financial liabilities are measured at amortized cost.

Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive loss and its components.  Comprehensive loss is presented in the statements of stockholders’ equity, and consists of net loss and foreign currency translation adjustments.

Leases

Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases are recognized in the statement of operations on a straight-line basis over the term of the lease.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3.	Significant Accounting Policies - continued

Adoption of new accounting principles

During 2011 the Company adopted the following Accounting Standards Updates (“ASU”) to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “ASC”) issued by the FASB.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” an amendment of ASC topic 220 “Comprehensive Income” to provide new guidance for the reporting of comprehensive income. Under this ASU, to increase the prominence of items reported in other comprehensive income which shall be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, its components and the total of comprehensive income. This ASU also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU is effective for fiscal years, and interim periods, beginning after December 15, 2011 with early adoption permitted. The Company has elected an early adoption of this ASU in 2011 and is reporting comprehensive income in a single continuous statement of comprehensive income.

ASU No. 2010-06: In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” an update of ASC Subtopic 820-10 “Fair Value Measurements and Disclosures - Overall.”   With the adoption of this ASU in 2011, the Company has expanded its financial instruments disclosures to include those related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Recently issued accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs ("ASU No. 2011-04"). This authoritative guidance changes the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The implementation of this guidance will not have a significant impact on our financial condition, results of operations or cash flows.

On December 16, 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” an amendment of ASC topic 210 “Balance Sheet.” The objective of this ASU is to improve disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS.   This ASU is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3.	Significant Accounting Policies - continued

Recently issued accounting pronouncements - continued

In connection with ASU 2011-05, on December 23, 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” an amendment of ASC topic 220 “Comprehensive Income” to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB  is considering this matter, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The ASU is effective for fiscal years, and interim periods, beginning after December 15, 2011.

4.	Inventory

	December 31	December 31
	2011	2010
Raw materials and consumables	$289,722	$71,106
Supplies	47,873	20,053
Medicine (finished goods)	31,101	31,871
	$368,696	$123,030

5.	Equipment, net

			December 31 2011	December 31 2010
	Cost	Accumulated Depreciation	Net book value	Net book value
Lab furniture and equipment	$271,236	$153,961	$117,275	$129,590
Clinic, office furniture and equipment	88,603	57,816	30,787	42,752
Computer equipment	13,031	5,355	7,676	5,623
Research and development	75,800	17,687	58,113	73,274
Vehicles	281	281	-	-
	$448,951	$235,100	$213,851	$251,239

Depreciation for the year ended December 31, 2011 is $52,131 (2010 - $44,810).

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

6.	Capital Stock

(a)	Authorized

Unlimited	Common stock
Unlimited	Preferred stock, non-voting, issuable in series

(b)	Issued

Common stock	Shares	Amount

As at December 31, 2009 (ii)	30,369,568	$4,793,808
Private placements (i)	204,465	204,465
Stock options exercised (note 7(i))	150,000	15,000
Fair value of options exercised	-	11,769
Private placement (v)	500,000	500,000
Fair value of warrants (note 6(c))	-	(161,476)
Shares issued in accordance with consulting agreements (iii) (iv)	60,000	60,000
Private placement (vi)	260,648	390,972
As at December 31, 2010	31,544,681	5,814,538
Private placement (vii)	199,583	299,374
Preference share conversion (ix)	500,000	500,000
Private placement (x)	29,867	44,800
Private placement (xi)	41,206	61,809
Cancellation of shares (xii)	(19,269)	-
Private placement (xiii)	68,737	103,106
Preference share conversion (xv)	250,000	250,000
Private placement (xvi)	2,300	3,450
As at December 31, 2011	32,617,105	$7,077,077

Preferred Stock	Shares	Amount

As at December 31, 2009 and 2010	-	$-
Issuance of preference shares (viii)	500,000	500,000
Conversion to common shares (ix)	(500,000)	(500,000)
Issuance of preference shares (xiv)	250,000	250,000
Conversion to common shares (xv)	(250,000)	(250,000)
As at December 31, 2011	-	$-

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

6.	Capital Stock - continued

(b)	Issued - continued

(i)	In December 2007, the Company's Board of Directors approved a private placement of up to 2,000,000 common shares of the Company at a subscription price of $1.00 per common share.

During the year ended December 31, 2008, the Company issued 1,325,110 shares for gross proceeds of $1,325,110.  Share issue costs of $20,000 were incurred relating to the private placement.  During the year ended December 31, 2009, the Company issued 545,925 shares for gross proceeds of $545,925.  The private placement was amended in March 2010 to 2,075,500 common shares under the same terms and conditions in order to accommodate an oversubscription of 75,500 common shares.  During the nine month period ended September 30, 2010 and year ended December 31, 2010, the Company issued 204,465 shares for gross proceeds of $204,465, of which $2,194 was received in advance and included in shares to be issued as at December 31, 2009.

(ii)
In November 2008, in connection with the Company's anticipated filing of a final non offering prospectus, the 22,610,045 shares issued pursuant to the Share Agreement (see note 1) were agreed to be deposited into escrow to be released over a range of up to 36 months in 6 month tranches from the date of an initial public offering.

(iii)
During 2009, the Company received consulting services in exchange for 35,400 shares to be issued subsequent to year end, with an estimated fair value of $35,400.  The Company continued to receive consulting services up to the end of the consulting term in April 2010, with an estimated fair value of $14,600. Upon completion of the consulting term the Company issued 50,000 common shares for the consulting services rendered. $14,600 is included in general and administrative expenses for the year ended December 31, 2010.

(iv)
In May 2010, the Company issued 10,000 common shares in accordance with a consulting agreement.  This transaction was recorded at the fair value of the common shares of $10,000 resulting in an increase to share capital and a corresponding increase to prepaid expenses as at December 31, 2010.

(v)
In April 2010, the Company’s Board of Directors approved a non-brokered private placement of units of the Company at a subscription price of $1.00 per unit.  During the year ended December 31, 2010, the Company issued 500,000 units for gross proceeds of $500,000.  Each unit consisted of one common share and one common share purchase warrant.  One warrant entitles the holder to purchase one additional common share of the Company at a price of $1.25 per share expiring May 5, 2011. The warrants expired and were replaced with new warrants that were issued on May 6, 2011 with the same terms and expiring May 5, 2012 (see note 6 (c)).

(vi)
In September 2010, the Company’s Board of Directors approved a non-brokered private placement of common shares of the Company at a subscription price of $1.50 per share.  Pursuant to this private placement on September 23, 2010; October 26, 2010 and December 21, 2010; the Company issued 56,000; 184,500 and 20,148 common shares for gross proceeds of $84,000; $276,750 and $30,222 respectively.

(vii)	On March 29, 2011, the Company completed the fourth closing of its non-brokered private placement by issuing 199,583 common shares at $1.50 per share for gross proceeds of $299,374.

(viii)
On March 9, 2011, the Company completed a non-brokered private placement to issue 500,000 Series “A” Convertible Preference Shares, at a subscription price of $1.00 per share for a total of $500,000.   The Convertible Preference Shares are non-voting, non-redeemable, non-retractable and are not entitled to receive dividends.  Each Series “A” Convertible Preference Share may, at the option of the holder, be converted into one common share.  The expiry date of the conversion is December 31, 2012.

(ix)	On May 5, 2011 the 500,000 Series “A” Convertible Preference Shares were converted into 500,000 common shares.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

6.	Capital Stock - continued

(b)	Issued - continued

(x)	On May 5, 2011, the Company completed the fifth closing of its non-brokered private placement by issuing 29,867 common shares at $1.50 per share for gross proceeds of $44,800.

(xi)	On June 28, 2011, the Company completed the sixth closing of its non-brokered private placement by issuing 41,206 common shares at $1.50 per share for gross proceeds of $61,809.

(xii)	On June 28, 2011 the Company cancelled 19,269 residual shares as result of the shares in trust (see note 6(b)(ii)) being distributed to individual shareholders.

(xiii)
On September 8, 2011 and September 29, 2011, the Company completed the seventh and eighth closing of its non-brokered private placement by issuing 58,737 and 10,000 common shares at $1.50 per share for gross proceeds of $88,106 and $15,000, respectively.

(xiv)
On September 26, 2011, the Company approved a non-brokered private placement to issue 1,000,000 Series “B” Convertible Preference Shares, at a subscription price of $1.00.  The Convertible Preference Shares are non-voting, non-redeemable, non-retractable and are not entitled to receive dividends.  Each Series “B” Convertible Preference Share may, at the option of the holder, be converted into one common share.  The expiry date of the conversion is December 31, 2012. Pursuant to this private placement 250,000 preference shares were issued.

(xv)	On September 29, 2011, the 250,000 Series “B” Convertible Preference Shares were converted into 250,000 common shares.

(xvi)	On December 22, 2011, the Company completed the ninth closing of its non-brokered private placement by issuing 2,300 common shares at $1.50 per share for gross proceeds of $3,450.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

6.	Capital Stock - continued

(c)	Warrants

A summary of the Company’s warrant activity is as follows:

	December 31		December 31
	2011		2010
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning	500,000	$1.25	-	$-
Expired	(500,000)	1.25	-	-
Issued (note 6(b)(v))	500,000	1.25	500,000	1.25
Outstanding, ending	500,000	$1.25	500,000	$1.25

The fair value of the 500,000 warrants issued in May 2010 was $161,476.  The fair value of the warrants was estimated using the Black-Scholes pricing model based on the following assumptions:  risk-free interest of 1.89%, volatility of 143%; expected dividend yield of 0% and expected life of one year.

On May 5, 2011, the 500,000 warrants expired; and replacement warrants were issued on May 6, 2011 with the same terms and an expiry date of May 5, 2012.  The fair value of the 500,000 warrants was $504,043 and was expensed. The fair value of the warrants was estimated using the Black-Scholes pricing model based on the following assumptions:  risk-free interest of 1.65%; volatility of 181%; expected dividend yield of 0% and expected life of one year.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

7.	Stock-Based Compensation

The Company has reserved and set aside up to 6,256,000 common shares for the granting of options to directors, officers, employees and consultants.  The terms of the awards under the Plan are determined by the Board of Directors.

A summary of the status of the Company's outstanding stock options as of December 31, 2011 and 2010, and changes during the years is presented in the following table.

	2011		2010

		Weighted-		Weighted-
		average		average
	Stock	exercise	Stock	exercise
	options	price	options	price

Outstanding, beginning	3,180,000	$0.47	3,030,000	$0.32
Exercised (i)	-	-	(150,000)	0.10
Granted (ii) and (iii)	450,000	1.50	450,000	1.22
Expired	-	-	(150,000)	0.10

Outstanding, ending	3,630,000	$0.47	3,180,000	$0.47

The weighted-average remaining contractual life and weighted-average exercise price of options outstanding and of options exercisable as at December 31, 2011 are as follows:

		Options Outstanding		Options Exercisable

			Weighted-
		Weighted-	Average
		Average	Remaining		Weighted-
Exercise		Exercise	Contractual		Average
Prices	Outstanding	Price	Life	Exercisable	Exercise
					Price
	#		Years	#

CDN$0.10	1,620,000	CDN $0.10	0.05	1,620,000	CDN$0.10
CDN$0.50	800,000	CDN $0.50	0.52	800,000	CDN$0.50
CDN$1.22	310,000	CDN $1.22	1.54	310,000	CDN$1.22
$1.22	450,000	$1.22	3.65	450,000	$1.22
$1.50	450,000	$1.50	4.49	-	$1.50

	3,630,000	$0.60	1.28	3,180,000	$0.47

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

7.	Share-Based Compensation - continued

(i)
1,950,000 stock options with an exercise price of CDN$0.10 were granted to various directors, employees and consultants on January 17, 2007, which vested immediately and expire January 17, 2012.  The fair value was determined to be $153,000 at $0.08 per option, using the Black-Scholes model for pricing options. This amount was recorded as stock-based compensation expense and an increase to accumulated paid in capital.  The following assumptions were used: risk free interest rate of return of 4.3%, expected stock volatility of 105%, dividend yield of 0% and expected life of 5 years.  In 2010, 150,000 of these options were exercised.

(ii)
450,000 stock options were granted to certain directors on August 26, 2010 with an exercise price of $1.22, which vested immediately and expire August 26, 2015.  The fair value was determined to be $508,500 at $1.13 per option, using the Black-Scholes model for pricing options.  This amount was recorded as an increase to stock-based compensation expense and an increase to accumulated paid in capital.  The following assumptions were used:  risk free interest rate of return of 2.06%, expected volatility of 156%, dividend yield of 0% and expected life of 5 years.

(iii)
450,000 stock options were granted to certain employees on June 27, 2011 with an exercise price of $1.50, which vest 25% on June 27, 2012; 25% on June 27, 2013; 25% on June 27, 2014 and 25% on June 27, 2015 and expires June 27, 2016.  The fair value was determined to be $647,925 at $1.44 per option, using the Black-Scholes model for pricing options.  $168,730 was recorded as an increase to stock-based compensation expense and an increase to accumulated paid in capital for the year ended December 31, 2011. The following assumptions were used:  risk free interest rate of return of 2.79%; expected volatility of 181%; dividend yield of 0% and expected life of 5 years.

8.	Related Party Transactions

During the year ended December 31, 2011, the Company entered into the following related party transactions:

The Company incurred consulting fees of $45,000 (2010 - $25,000) during the year ended December 31, 2011, for services provided by a director of the Company.  This amount is included in general and administrative expenses.

In the year ended December 31, 2011, total sales by the Company to NI was $386,400 (2010 - $nil).   The unrealized profit of $3,914 associated with these sales to the related party has been eliminated.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

9.	Income Taxes

Major items causing the Company's income tax rate to vary from the Canadian combined statutory rate of approximately 26.25% (2010 - 31%) are as follows:

	2011	2010
Net loss for the year	$1,865,066	$1,779,518

Expected income tax recovery based on statutory rate	$489,580	$551,651
Adjustments arising from:
Non-deductible stock-based compensation or shares issued for services	(176,603)	(165,261)
Non-deductible foreign operating losses	(117)	(56,278)
Other non-taxable or non-deductible items	(5,739)	(4,147)
Future income tax expense resulting from reduction in Canadian future tax rates	43,689	(12,378)
Future income tax benefit from U.S. tax rate adjustment	222,179	25,212
Increase in valuation allowance as a result of current year loss	(572,989)	(339,099)
Provision for income taxes	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company's future income tax assets is as follows:

	2011	2010
Non-capital losses carried forward	$1,598,153	$1,189,299
Valuation allowance	(1,598,153)	(1,189,299)
	$-	$-

The Company has approximately CDN$5,201,600 federally and provincially for Canadian purposes and $3,953,400 for United States’ purposes in non-capital losses carried forward and available to reduce future taxable income.  However, non-capital losses carried forward in Canada, under the Company's current structure, can only be utilized in excess of losses carried forward in the United States.

To the extent they are not utilized, the non-capital losses carried forward expire as follows:

	Canada	United States
	CDN$	US$

2027	$521,000	$360,000
2028	$1,238,500	$891,000
2029	$1,151,500	$779,900
2030	$1,088,300	$776,000
2031	$1,202,300	$1,146,500

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

10.	Commitments

Operating leases

At December 31, 2011, the Company was committed to operating lease payments for its various premises in the following amounts:

2012	$223,766
2013	219,847
2014	199,686
2015	196,691
$839,990

In addition, the Company is committed to the following:

(a)
The Company has entered into two separate agreements with one individual. The first agreement, a production and purchasing agreement effective June 2004, entitles the individual to receive $3.25 per vial of Anvirzel sold to third parties in exchange for the use of facilities and production supervision. The second agreement, a consulting agreement effective January 2007, entitles the individual to receive an additional $3.25 per vial of Anvirzel sold to third parties in exchange for consulting services in relation to the production of Anvirzel.  Both agreements remain in effect for as long as Anvirzel is produced in Honduras.

(b)
Prior to 2004, the Company entered into a consulting agreement which entitles the consultant to receive $1.00 per vial of Anvirzel sold to third parties in Central America and $2.00 per vial for patients coming from countries other than Central America, to a maximum of $20,000 per month, expiring in 2018.

The commissions paid are not significant and are included in cost of sales.

11.	Financial Instruments

Fair value

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payables, accrued liabilities and employee related accruals.  The carrying value of the financial instruments approximates their fair value because of the short-term maturities of these items.

The Company's risk exposure and the impact on its financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counterparty's inability to fulfill its contractual obligations.  The Company is exposed to credit risk on its cash and cash equivalents and accounts receivable.

The Company has deposited the cash and cash equivalents with reputable financial institutions, from which management believes the risk of loss is minimal.  The Company's cash and cash equivalents are not subject to any external restrictions.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

11.	Financial Instruments - continued

Liquidity risk

The Company's approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  The Company does not have any debt other than accrued liabilities.  The Company also has commitments discussed in Note 10.

Since inception, the Company has financed its liquidity needs through private placements of preferred and common stock.  To secure additional capital, the Company will attempt to raise additional funds through the issuance of common stock or similar equity instruments.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates.

The Company is exposed to interest rate risk arising from fluctuations in interest rates received on its cash and cash equivalents.  Fluctuations in market interest rates do not have a significant impact on the Company's results of operations due to the short-term nature of interest bearing cash and cash equivalents.

Currency risk

The Company is exposed to currency fluctuations as a significant amount of its accrued liabilities are denominated in Canadian dollars and Honduran Lempira.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As at December 31, 2011, a change in the Canadian dollar of +/- 10% against the U.S. dollar with all other variables held constant would have an impact on net loss for the year of $7,673.

As at December 31, 2011, a change in the Honduran Lempira of +/- 10% against the U.S. dollar with all other variables held constant would have an impact on net loss for the year of $34,579.

12.	Capital Disclosure

The Company's primary objective with respect to its capital management is to ensure that it has sufficient cash resources to maintain its ongoing operations.  The Company includes stockholder’s equity in the definition of capital.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no changes to the Company's approach to capital management during years ended December 31, 2011 and 2010.  The Company is not subject to externally imposed capital requirements.

Nerium Biotechnology, Inc.

Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

13.	Segmented Information

The Company uses a management approach for determining segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company’s management reporting structure provides for only one segment: healthcare.

The regions and countries in which the Company had identifiable assets and revenues are presented in the following table.  Identifiable assets are those that can be directly associated with a geographic area.

As at December 31, 2011	United States	Honduras	Total

Equipment	$72,421	$141,430	$213,851
Total assets	$655,065	$306,438	$961,503

Year ended December 31, 2011	United States	Honduras	Total

Revenues	$386,171	$466,231	$852,402
Loss before income tax	$(1,856,877)	$(8,189)	$(1,865,066)

As at December 31, 2010	United States	Honduras	Total

Equipment	$94,298	$156,941	$251,239
Total assets	$336,862	$294,779	$631,641

Year ended December 31, 2010	United States	Honduras	Total

Revenues	$-	$311,498	$311,498
Loss before income tax	$(1,597,969)	$(181,549)	$(1,779,518)

14.	Comparative Figures

Certain items have been reclassified to conform to presentation adopted in 2011.