Form 10-Q
period 2012-03-31
NERIUM BIOTECHNOLOGY INC
filed 2012-05-18
CIK 1429040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to _____________

NERIUM BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Canada	000-54051	14-1987900
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

11467 Huebner Road, Suite 175
San Antonio, Texas, 78230
(Address of Principal Executive Office) (Zip Code)

(210) 822-7908
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Registrant’s common stock as of May 14, 2012 is 33,808,176.

NERIUM BIOTECHNOLOGY, INC.

INDEX TO FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012

(EXPRESSED IN UNITED STATES FUNDS)

Index

Nerium Biotechnology, Inc.

Part I

Item 1.	Financial Statements

Interim Condensed Consolidated Balance Sheets
(Unaudited)

	March 31 2012	December 31 2011

Assets
Current assets
Cash and cash equivalents	$666,735	$217,034
Accounts receivable	6,282	3,934
Accounts receivable from related party (note 8)	20,000	-
Inventory (note 4)	367,883	368,696
Prepaid expenses and deposits	170,734	89,481

Total current assets	1,231,634	679,145
Prepaid expenses relating to patents	73,096	68,507
Equipment, net (note 5)	200,297	213,851
Total assets	$1,505,027	$961,503

Liabilities
Current liabilities
Accounts payable	119,590	-
Accrued liabilities	167,237	266,081
Employee related payables	22,325	-
Loan from related party (note 8)	80,000	-
Advance from related party (note 8)	27,150	3,914
Customer deposits	515,000	75,000
Total liabilities	931,302	344,995

Stockholders’ Equity
Preferred stock, no-par value, unlimited, none issued and outstanding	-	-
Common stock, no-par value, unlimited authorized, 33,607,176 (December 31, 2011 – 32,617,105) shares issued and outstanding (note 6)	7,352,410	7,077,077
Additional paid in capital	3,313,016	2,082,988
Accumulated comprehensive (loss) income	(2,690)	2,922
Accumulated deficit	(10,078,107)	(8,535,754)

Nerium Biotechnology, Inc. Stockholders’ equity	584,629	627,233
Non-controlling interests	(10,904)	(10,725)
Total stockholders’ equity	573,725	616,508
Total liabilities and equity	$1,505,027	$961,503

Going Concern (note 2)
Commitments (note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month period ended March 31, 2012
(Unaudited)

	March 31 2012	March 31 2011
Revenue
Sales (note 8)	$687,734	$122,542
Other	1,559	2,243
	689,293	124,785
Cost of Sales	469,900	38,935
Gross profit	219,393	85,850
Expenses
General and administrative (note 8)	389,468	229,673
Research and development	64,856	62,138
Stock-based compensation (note 7)	1,298,290	-
Depreciation	9,311	10,490
Foreign exchange loss	-	2,739
	1,761,925	305,040
Net loss for the period	(1,542,532)	(219,190)
Exchange difference on translating foreign operations	(5,612)	6,683
Comprehensive loss for the period	(1,548,144)	(212,507)
Loss attributable to non-controlling interest	179	145
Loss attributable to controlling interest	$(1,547,965)	$(212,362)

Basic and diluted loss per common share	$(0.05)	$(0.01)

Weighted-average common shares outstanding- basic and diluted	32,638,865	31,551,334

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three month period ended March 31, 2012
(Unaudited)

	Common Stock		Preferred Stock		Shares to be	Additional Paid-in	Accumulated Other Comprehensive	Non- Controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Interest	Deficit
At December 31, 2010	31,544,681	$5,814,538	-	$-	$-	$1,410,215	$(3,871)	$(10,140)	$(6,671,273)	$539,469
Preference shares issued (note 6(b)(ii) and( viii))	-	-	750,000	750,000	-	-	-	-	-	750,000
Issued on private placements (note 6(b)(i))	199,583	299,374	-	-	-	-	-	-	-	299,374
Preference shares converted to common shares (note 6(b)(iii) and (ix))	750,000	750,000	(750,000)	(750,000)	-	-	-	-	-	-
Issued on private placements (note 6 (b)(iv))	29,867	44,800	-	-	-	-	-	-	-	44,800
Fair value of warrants (note 6(c))	-	-	-	-	-	504,043	-	-	-	504,043
Issued on private placements (note 6 (b)(v))	41,206	61,809	-	-	-	-	-	-	-	61,809
Cancellation of shares (note 6(b)(vi))	(19,269)	-	-	-	-	-	-	-	-	-
Issued on private placements (note 6 (b) (vii))	68,737	103,106	-	-	-	-	-	-	-	103,106
Fair value of options	-	-	-	-	-	168,730	-	-	-	168,730
Issued on private placements (note 6(b) (x))	2,300	3,450	-	-	-	-	-	-	-	3,450
Comprehensive loss for the year	-	-	-	-	-	-	6,793	(585)	(1,864,481)	(1,858,273)

At December 31, 2011	32,617,105	$7,077,077	-	$-	$-	$2,082,988	$2,922	$(10,725)	$(8,535,754)	$616,508

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three month period ended March 31, 2012
(Unaudited)

	Common Stock		Preferred Stock		Shares to be	Additional Paid in	Accumulated Other Comprehensive	Non- Controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Interest	Deficit
At December 31, 2011	32,617,105	$7,077,077	-	$-	$-	$2,082,988	$2,922	$(10,725)	$(8,535,754)	$616,508
Issued on private placements (note 6(b)(xi))	120,071	120,071	-	-	-	-	-	-	-	120,071
Fair value of options (note 7 (iii))	-	-	-	-	-	1,298,290	-	-	-	1,298,290
Exercise of options (note 6(b)(xii))	870,000	87,000	-	-	-	-	-	-	-	87,000
Fair value of options exercised	-	68,262	-	-	-	(68,262)	-	-	-	-
Comprehensive loss for the period	-	-	-	-	-	-	(5,612)	(179)	(1,542,353)	(1,548,144)

At March 31, 2012	33,607,176	$7,352,410	-	$-	$-	$3,313,016	$(2,690)	$(10,904)	$(10,078,107)	$573,725

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the three-month period ended March 31, 2012
(Unaudited)

	March 31 2012	March 31 2011
Cash flow from operating activities
Net loss for the period	$(1,542,532)	$(219,190)
Items not affecting cash:
Depreciation	9,311	10,490
Depreciation included in research and development	3,790	3,790
Share-based compensation	1,298,290	-
Changes in non-cash working capital balances:
Accounts receivable	(2,348)	(1,032)
Accounts receivable from related party	(20,000)	-
Inventory	813	(3,490)
Prepaid expenses and deposits	(81,253)	(88,208)
Accounts payable	119,590	(13,321)
Accrued liabilities	(98,844)	-
Loan from related party	80,000	-
Employee related payables	22,325	-
Customer deposits	440,000	-
Advanced from related party	23,236	-
	252,378	(310,961)

Cash flow from investing activities
Purchase of equipment	-	(4,124)
Prepaid expenses relating to patents	(4,589)	-
	(4,589)	(4,124)
Cash flow from financing activities
Issuance of common shares	120,071	299,374
Issuance of preference shares	-	500,000
Proceeds from options exercised	87,000	-
	207,071	799,374
Effect of exchange rate changes on cash and cash equivalents	(5,159)	1,230
Increase in cash and cash equivalents	449,701	485,519
Cash and cash equivalents, beginning of the period	217,034	186,823
Cash and cash equivalents, end of the period	$666,735	$672,342

Included in cash and cash equivalents is:
Cash	$438,120	$137,467
Money market instruments	228,615	534,875
	$666,735	$672,342

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States dollars, unless otherwise noted.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the interim condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The interim condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form
10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

2.	Going Concern

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

During the three-month period ended March 31, 2012, the Company incurred a net loss of $1,542,532 (three-month period ended March 31, 2011 - $219,190).  At March 31, 2012 the Company had an accumulated deficit of $10,078,107, cash and cash equivalents of $666,735 and working capital of $300,332.  In order to meet future expenditures and cover administrative costs, the Company will need to raise additional financing.  Although the Company has been successful in raising funds to date, there is no assurance that adequate funding will be available in the future, or available under terms favourable to the Company and therefore, there is substantial doubt about the Company’s ability to continue as a going concern.  These interim condensed consolidated financial statements do not reflect any adjustments to the carrying values of assets and liabilities that would be necessary if the Company were unable to achieve profitable operations or obtain adequate financing.

3.	Significant Accounting Policies

Adoption of new accounting principles

During the three-month period ended March 31, 2012 the Company adopted the following Accounting Standards Updates (“ASU”) to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “ASC”) issued by the FASB.

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs ("ASU No. 2011-04"). This authoritative guidance changes the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The implementation of this guidance did not have a significant impact on our financial condition, results of operations or cash flows.

In connection with ASU 2011-05, on December 23, 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” an amendment of ASC topic 220 “Comprehensive Income” to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB  is considering this matter, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The ASU is effective for fiscal years, and interim periods, beginning after December 15, 2011. The implementation of this guidance did not have a significant impact on our financial condition, results of operations or cash flows.

Recently issued accounting pronouncements

On December 16, 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” an amendment of ASC topic 210 “Balance Sheet.” The objective of this ASU is to improve disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS.   This ASU is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The entity is currently evaluating the impact of this pronouncement.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

4.	Inventory

	March 31 2012	December 31 2011

Raw materials and consumables	$293,953	$289,722
Supplies	22,080	47,873
Medicine (finished goods)	51,850	31,101
	$367,883	$368,696

5.	Equipment, net

			March 31 2012	December 31 2011
	Cost	Accumulated Depreciation	Net Book Value	Net Book value

Lab furniture and equipment	$270,363	$158,872	$111,491	$117,275
Clinic, office furniture, and equipment	88,464	61,287	27,177	30,787
Computer equipment	12,990	5,684	7,306	7,676
Research and development	75,800	21,477	54,323	58,113
	$447,617	$247,320	$200,297	$213,851

6.	Capital Stock

(a)	Authorized
Unlimited Common stock
Unlimited Preferred stock, non-voting, issuable in series
(b)	Issued
Common stock	Shares	Amount

As at December 31, 2010	31,544,681	$5,814,538
Private placement (i)	199,583	299,374
Preference share conversion (iii)	500,000	500,000
Private placement (iv)	29,867	44,800
Private placement (v)	41,206	61,809
Cancellation of shares (vi)	(19,269)	-
Private placement (vii)	68,737	103,106
Preference share conversion (ix)	250,000	250,000
Private placement (x)	2,300	3,450
As at December 31, 2011	32,617,105	7,077,077
Private placement (xi)	120,071	120,071
Stock option exercise (xii)	870,000	87,000
Fair value of options exercised	-	68,262
As at March 31, 2012	33,607,176	$7,352,410

Preferred stock	Shares	Amount
As at December 31, 2010	-	$-
Issuance of preference shares (ii)	500,000	500,000
Conversion to common shares (iii)	(500,000)	(500,000)
Issuance of preference shares (viii)	250,000	250,000
Conversion to common shares (ix)	(250,000)	(250,000)
As at December 31, 2011 and March 31, 2012		$-

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

6.	Capital Stock - continued

(b)	Issued - continued

(i)	On March 29, 2011, the Company completed the fourth closing of its non-brokered private placement by issuing 199,583 common shares at $1.50 per share for gross proceeds of $299,374.

(ii)
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

(iii)	On May 5, 2011 the 500,000 Series “A” Convertible Preference Shares were converted into 500,000 common shares.

(iv)	On May 5, 2011, the Company completed the fifth closing of its non-brokered private placement by issuing 29,867 common shares at $1.50 per share for gross proceeds of $44,800.

(v)	On June 28, 2011, the Company completed the sixth closing of its non-brokered private placement by issuing 41,206 common shares at $1.50 per share for gross proceeds of $61,809.

(vi)	On June 28, 2011 the Company cancelled 19,269 residual shares as result of the shares in trust being distributed to individual shareholders.

(vii)
On September 8, 2011 and September 29, 2011, the Company completed the seventh and eighth closing of its non-brokered private placement by issuing 58,737 and 10,000 common shares at $1.50 per share for gross proceeds of $88,106 and $15,000, respectively.

(viii)
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

(ix)	On September 29, 2011, the 250,000 Series “B” Convertible Preference Shares were converted into 250,000 common shares.

(x)	On December 22, 2011, the Company completed the ninth closing of its non-brokered private placement by issuing 2,300 common shares at $1.50 per share for gross proceeds of $3,450.

(xi)
In February 2012, the Company's Board of Directors approved a private placement of up to 2,000,000 common shares of the Company at a subscription price of $1.00 per common share. On March 30, 2012, the Company completed the first closing of its non-brokered private placement by issuing 120,071 common shares at $1.00 per share for gross proceeds of $120,071.

(xii)	During the quarter ended March 31, 2012, 870,000 stock options were exercised at $0.10 per option for gross proceeds of $87,000. The fair value of the options was $68,262.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

6.	Capital Stock - continued

(c)	Warrants

A summary of the Company’s warrant activity is as follows:

	March 31, 2012		December 31, 2011
	Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
Outstanding, beginning	500,000	$1.25	500,000	$1.25
Expired	-	-	(500,000)	1.25
Issued	-	-	500,000	1.25

Outstanding, ending	500,000	$1.25	500,000	$1.25

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

A summary of the status of the Company's outstanding stock options as of March 31, 2012 and December 31, 2011, and changes during the periods is presented in the following table.

	March 31, 2012		December 31, 2011
	Stock Options	Weighted- average exercise price	Stock options	Weighted- average exercise price
Outstanding, beginning	3,630,000	$0.47	3,180,000	$0.47
Exercised (i)	(870,000)	(0.10)	-	-
Granted (ii) and (iii)	150,000	1.50	450,000	1.50
Expired	-	-	-	-

Outstanding, ending	2,910,000	$0.79	3,630,000	$0.47

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

7.	Stock-Based Compensation- continued

The weighted-average remaining contractual life and weighted-average exercise price of options outstanding and of options exercisable as at March 31, 2012 are as follows:

		Options Outstanding		Options Exercisable
			Weighted
		Weighted-	- Average		Weighted-
		Average	Remaining		Average
Exercise		Exercise	Contractual		Exercise
Prices	Outstanding	Price	Life	Exercisable	Price

	#		Years	#

CDN$0.10	750,000	CDN $0.10	2.80	750,000	CDN$0.10
CDN$0.50	800,000	CDN $0.50	0.27	800,000	CDN$0.50
CDN$1.22	310,000	CDN $1.22	1.29	310,000	CDN$1.22
$1.22	450,000	$1.22	3.41	450,000	$1.22
$1.50	600,000	$1.50	4.29	150,000	$1.50

	2,910,000	$0.79	2.34	2,460,000	$0.66

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

7.	Share-Based Compensation - continued

(i)
1,950,000 stock options with an exercise price of CDN$0.10 were granted to various directors, employees and consultants on January 17, 2007, which vested immediately and expire January 17, 2012.  The fair value was determined to be $153,000 at $0.08 per option, using the Black-Scholes model for pricing options. This amount was recorded as stock-based compensation expense and an increase to accumulated paid in capital.  The following assumptions were used: risk free interest rate of return of 4.3%, expected stock volatility of 105%, dividend yield of 0% and expected life of 5 years.  In January 2012, 870,000 of these options were exercised for $87,000.  The fair value of these options was $68,262.  On January 17, 2012 the remaining un-exercised options were amended to expire January 17, 2015.  The fair value of the amended options is $1,084,251 at $1.45 per option, using the Black-Scholes model for pricing options.  The following assumptions were used: risk free interest rate of return of 1.06%, expected stock volatility of 148%, dividend yield of 0% and expected life of 3 years.  This amount was recorded as stock-based compensation expense and an increase to accumulated paid in capital.

(ii)
450,000 stock options were granted to certain employees on June 27, 2011 with an exercise price of $1.50, which vest 25% on June 27, 2012; 25% on June 27, 2013; 25% on June 27, 2014 and 25% on June 27, 2015 and expire June 27, 2016.  The fair value was determined to be $647,925 at $1.44 per option, using the Black-Scholes model for pricing options.  $84,365 was recorded as an increase to stock-based compensation expense and an increase to accumulated paid in capital for the three-month period ended March 31, 2012. The following assumptions were used:  risk free interest rate of return of 2.79%; expected volatility of 181%; dividend yield of 0% and expected life of 5 years.

(iii)
150,000 stock options were granted to a consultant on February 14, 2012 with an exercise price of $1.50, which vest immediately.  The fair value was determined to be $129,674 at $0.86 per option, using the Black-Scholes model for pricing options.  The following assumptions were used:  risk free interest rate of return of 1.44%; expected volatility of 148%; dividend yield of 0% and expected life of 5 years.

8.	Related Party Transactions and Balances

During the three-month period ended March 31, 2012, the Company entered into the following related party transactions:

The Company incurred consulting fees of $nil (three-month period ended March 31, 2011 - $15,000) during the three-month period ended March 31, 2012, for services provided by a director of the Company.  This amount is included in general and administrative expenses.

In the three-month period ended March 31, 2012, total sales by the Company to Nerium International, LLC (“NI”) was $683,340 (three-month period ended March 31, 2011 - $nil).   The unrealized profit of $27,150 associated with these sales to the related party has been eliminated (sales of $97,876 less cost of sales of $70,726). As of March 31, 2012, the Company’s $300 investment in NI has been recorded at $nil as a result of accumulated losses to date of $88,688 (December 31, 2011 - $271,325).

As at March 31, 2012, accounts receivable from NI was $20,000 (December 31, 2011 - $nil).

At March 31, 2012, the loan from related party relates to a loan from the chief executive officer totalling $80,000 (December 31, 2011 - $nil).  The loan is unsecured, non-interest bearing and due on demand.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

9.	Commitments

Operating leases

At March 31, 2012, the Company was committed to operating lease payments for its various premises in the following amounts:

2012	$163,166
2013	220,094
2014	199,686
2015	196,691
$779,637

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

(c)
During 2011, the Company entered into a consulting agreement which entitles the consultant to receive 5% commission, based on a per unit price charged on each product produced for commercial sale to the end consumer, that was formulated by the consultant.  The agreement expires in 2031.

The commissions paid are not significant and are included in cost of sales.

10.	Financial Instruments

Fair value

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payables, accrued liabilities and employee related payables, and loan from related party.  The carrying value of the financial instruments approximates their fair value because of the short-term maturities of these items.

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

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

10.	Financial Instruments - continued

Liquidity risk

The Company's approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  The Company does not have any long-term debt other than accrued liabilities.  The Company also has commitments discussed in Note 9.

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

11.	Capital Disclosure

The Company's primary objective with respect to its capital management is to ensure that it has sufficient cash resources to maintain its ongoing operations.  The Company includes stockholder’s equity in the definition of capital.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no changes to the Company's approach to capital management during three-month period ended March 31, 2012.  The Company is not subject to externally imposed capital requirements.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

12.	Segmented Information

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

As at March 31, 2012	United States	Honduras	Total

Equipment	$66,515	$133,782	$200,297
Total assets	$1,191,609	$313,418	$1,505,027

Three-month period ended March 31, 2012	United States	Honduras	Total

Revenues	$585,884	$103,409	$689,293
Net loss for the period	$(1,528,064)	$(14,468)	$(1,542,532)

As at December 31, 2011	United States	Honduras	Total

Equipment	$72,421	$141,430	$213,851
Total assets	$655,065	$306,438	$961,503

Three-month period ended March 31, 2011	United States	Honduras	Total

Revenues	$-	$124,785	$124,785
Net loss for the period	$(222,638)	$3,448	$(219,190)

13.	Subsequent Events

On April 25, 2012, the Company completed the second closing of its non-brokered private placement by issuing 120,000 common shares at $1.00 per share for gross proceeds of $120,000.

On May 10, 2012, the Company completed the third closing of its non-brokered private placement by issuing 81,000 common shares at $1.00 per share for gross proceeds of $81,000.

Index

Nerium Biotechnology, Inc.

Item 2.Management’s Interim Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All references herein to the terms “we,” “our,” “us,” “Nerium,” and “the Company” refer to Nerium Biotechnology, Inc. and its subsidiaries.

Overview

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

Index

Nerium Biotechnology, Inc.

Anvirzel™ is available as a prescription drug through the Salud Integral Clinic in Honduras.  While it has historically been administered by intramuscular injection (IM), many users are now administering it sublingually (“SL”) by placing drops under the tongue.  The SL method of administration may soon be clinically tested as we received, on April 29, 2012, an approval from the US FDA to commence a Phase 1 study of the combination of Carboplatin, Docetaxel and increasing doses of sublingual Anvirzel in advanced non-small cell lung cancer patients at MD Anderson Cancer Center in Houston, Texas.  A successful Phase 1 may result in a better understanding of the bioavailability of Anvirzel when administered sublingually.  The success of the study could also lead to a multi-site Phase II clinical study.

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

NeriumAD is a cosmetic product designed for use on wrinkled and/or aging skin.  It has been developed by Nerium SkinCare, Inc. It is anticipated that additional skincare type products will be developed.

Results of Operations – Three months Ended March 31, 2012 Compared to March 31, 2011

Sales for the three months ended March 31, 2012 increased by $565,192, or 461.2% to $687,734 from $122,542 for the three-month period ended March 31, 2011.   This increase can be attributed to the increase in sales of $585,464 by NSC. Sales of other Nerium products decreased by $20,272 for the three months ended March 31, 2012 from the corresponding period of the prior year.

Other income comprises income from administrative services performed by our Honduran subsidiary. Other income for the three months ended March 31, 2012 decreased by  $684, or 43.9% to 1,559  from $2,243 for the three-month period ended March 31, 2011. This decrease resulted from fewer billed record keeping services.

Cost of sales for the three months ended March 31, 2012 increased by $430,965, or 1,106.9% to $469,900 from $38,935 for the three-month period ended March 31, 2011.  This increase is attributed to the increase in sales by NSC. Our gross margin for the three months ended March 31, 2012 was 31.7% compared to 68.2% for the corresponding period of the prior year. This decrease in margins resulted from fewer sales of Anvirzel as a percentage of the total and the advent of the sale of skin care products.

Stock-based compensation expense for the quarter ended March 31, 2012 totaled $1,298,290 compared to $nil for the corresponding period of the prior year.  In addition, the 750,000 remaining outstanding options from the 2007 grant were amended and extended for an additional three years at an exercise price of $0.10.

General and administrative expenses for the three months ended March 31, 2012 increased by $159,795, or 69.6% to $389,468 from $229,673 for the three-month period ended March 31, 2011.  This increase is attributed to the additional expenses associated with the lauch of the skin care line.

Research and development expenses totaled $64,856 for the three-month period ended March 31, 2012, consistent with the $62,138 for the three-month period ended March 31, 2011.

Depreciation expense totaled $9,311 for the three-month period ended March 31, 2012, slightly less than the $10,490 for three-month period ended March 31, 2011. The decrease resulted from additional items being fully depreciated.

The loss on foreign exchange for the three-month period ended March 31, 2012 totaled $nil compared to $2,739 for the corresponding period of the prior year.. This zero loss for the three months ended March 31, 2012 resulted from the US Dollar and the Canadian dollar being at par for most of the quarter.

Index

Nerium Biotechnology, Inc.

 As a result of the forgoing, we incurred a loss for the three-month period ended March 31, 2012 of $1,542,532 ($0.05 per share) compared to a loss for the 2011 three-month period of $219,190 ($0.01 per share).  Most of this increase can be attributed to the  stock-based compensation.

We had a gain on the exchange loss on translating foreign operations for the three-month period ended March 31, 2012 of $5,612 compared to a gain of $6,683 in the three-month period ended March 31, 2011.  The difference is a result of the exchange of the Honduran Lempira against the US Dollar.

As a result of the forgoing, we incurred a comprehensive loss of $1,548,144 for the three-month period ended March 31, 2012 compared to a comprehensive loss for the three-month period ended March 31, 2011 of $212,507.

We had a loss attributable to non-controlling interest of $179 for the three-month period ended March 31, 2012 compared to a loss attributable to non-controlling interest of $145 in the same period in 2011.

Liquidity

As at March 31, 2012 we had cash and cash equivalents of $666,735 and working capital of $300,332. This compares with cash and cash equivalents of $217,034 and working capital of $334,150 as of December 31, 2011.  Most cash equivalents are held in a money market fund, earning a variable rate of market interest, at Texas Capital Bank. The balance of cash equivalents are held in various operating accounts at Texas Capital Bank, Banco Ficohsa (located in Honduras) and Banco Credomatic (located in Honduras).

Historically, the Company has generate the cash required for operations, as well as its research projects, through the private placement issuances of common shares.   During the three month period ended March 31, 2012 the Company received $120,071 in cash from the sale of 120,071 shares of its common stock and 870,000 stock options were exercised at $0.10 for gross proceeds of $87,000.

Based upon prior year operations, the Company has insufficient cash flow to fund its operation and to execute its business plan for the next twelve months. However, revenue for the three months ended March 31, 2012 has nearly exceeded that of the entire year 2011.  This growth is expected to continue, and when combined with anticipated sales of common stock, should provide the funds necessary to allow the Company to execute its business plan for the next twelve months. However, if the Company is unable to sustain this revenue growth and/or sell shares at a sufficient price, it will be unable to continue as a going concern.

Capital Resources

We had no long-term debt financing arrangements and do not anticipate incurring any such debt. Since incorporation, a majority of cash has been raised through private placement issuances of common shares. It is expected that further cash will be raised through the private placement of common shares, which, along with cash received through continuing product sales, will be sufficient to meet capital requirements for 2012. However, given the uncertain state of the capital markets, we have developed a contingency plan in the event that we are unable to generate cash through the sale of equity, which plan includes the scaling back of certain research and development projects. There were no commitments for capital expenditures as at March 31, 2012.

Off Balance Sheet Arrangements

As at the date of this filing, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Index

Nerium Biotechnology, Inc.

Commitments

Operating leases

At March 31, 2012, we committed to operating lease payments for its various premises in the following amounts:

2012	$163,166
2013	220,094
2014	199,686
2015	196,691
$779,637

In addition, we committed to the following:

(a)
We entered into two separate agreements with one individual. The first agreement, a production and purchasing agreement effective June 2004, entitles the individual to receive $3.25 per vial of Anvirzel sold to third parties in exchange for the use of facilities and production supervision. The second agreement, a consulting agreement effective January 2007, entitles the individual to receive an additional $3.25 per vial of Anvirzel sold to third parties in exchange for consulting services in relation to the production of Anvirzel.  Both agreements remain in effect for as long as Anvirzel is produced in Honduras.

(b)
Prior to 2004, we entered into a consulting agreement which entitles the consultant to receive $1.00 per vial of Anvirzel sold to third parties in Central America and $2.00 per vial for patients coming from countries other than Central America, to a maximum of $20,000 per month, expiring in 2018.

(c)
During 2011, the Company entered into a consulting agreement which entitles the consultant to receive 5% commission, based on a per unit price charged on each product produced for commercial sale to the end consumer, that was formulated by the consultant.  The agreement expires in 2031

The commissions paid are not significant and are included in cost of sales.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), on a timely basis so that appropriate decisions can be made regarding public disclosure.  Management of the Company, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as at March 31, 2012, as required by Canadian securities law.  Based on that evaluation, the CEO and CFO have concluded that, as at March 31, 2012, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings (as such terms are defined under Multilateral Instrument 52-109 Certification of Disclosure in Issuers Annual and Interim Filings) and other reports filed or submitted under Canadian securities laws were recorded, processed, summarized and reported within the time period specified by those laws and that material information was accumulated and communicated to management of the Company, including the CEO and CFO, as appropriate to allow for accurate disclosure to be made on a timely basis.

Internal Controls over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  The CEO and CFO have concluded that there has been no change in the Company’s internal control over financial reporting during the three-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As of March 31, 2012, the Company’s internal control over financial reporting was effective.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There are no disclosures as our stock does not trade.

Index

 Nerium Biotechnology, Inc.

Item 4.Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our President and Chief Executive Officer, and our Chief Financial Officer, in connection with the review of our interim condensed consolidated financial statements as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Nerium Biotechnology, Inc.

Limitations on the effectiveness of controls

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

Part II

Item 1.Legal Proceedings

As of May 14, 2012, we had no outstanding legal proceedings.

Item 1A.Risk Factors

Going Concern Opinion
Under United States reporting standards the Company’s auditors issue a going concern footnote to the annual audited financial statement.

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

Index

Nerium Biotechnology, Inc.

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

Index

Nerium Biotechnology, Inc.

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

Index

Nerium Biotechnology, Inc.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company issued 121,071 shares of its common stock for $121, 070 and exercised 870,000 warrants at $.10 per share for $87,000. The $208,071 received is being used for general working capital.

Item 3.Defaults upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Index

Nerium Biotechnology, Inc.

Item 6.Exhibits
Exhibit No.	Name of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. SecSection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NERIUM BIOTECHNOLOGY, INC

By:	/s/ Dennis R. Knocke
Dennis R. Knocke
President and Chief Executive Officer
Dated: May 14, 2012

By:	/s/ Joseph B. Nester
Joseph B. Nester
Vice-President, Chief Financial Officer
Dated: May 14, 2012