Form 10-Q
period 2012-06-30
NERIUM BIOTECHNOLOGY INC
filed 2012-09-04
CIK 1429040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of August 27, 2012 is 35,156,414.

NERIUM BIOTECHNOLOGY, INC.

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012

(EXPRESSED IN UNITED STATES FUNDS)

Index

Nerium Biotechnology, Inc.

Part I
Item 1.  Financial Statements
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	June 30 2012	December 31 2011
Assets
Current assets
Cash and cash equivalents	$622,789	$217,034
Accounts receivable	2,019	3,934
Accounts receivable from related party (note 9)	525,100	-
Inventory (note 4)	510,557	368,696
Prepaid expenses and deposits	402,486	89,481
Total current assets	2,062,951	679,145
Prepaid expenses relating to patents	76,301	68,507
Deposit for equipment (note 10)	75,000	-
Equipment, net (note 5)	203,105	213,851
Equity investment (note 6)	226,340	-
Total assets	$2,643,697	$961,503

Liabilities
Current liabilities
Accounts payable	154,044	-
Accrued liabilities	86,001	266,081
Advances (note 7(b)(xvi))	100,000	-
Employee related payables	14,462	-
Loan from related party (note 9)	71,000	-
Advance from related party	-	3,914
Customer deposits	160,000	75,000
Income taxes payable (note 14)	240,000	-
Total liabilities	825,507	344,995

Stockholders’ Equity
Preferred stock, no-par value, unlimited, none issued and outstanding	-	-
Common stock, no-par value, unlimited authorized, 33,808,176 (December 31, 2011 – 32,617,105) shares issued and outstanding (note 7)	7,553,410	7,077,077
Additional paid in capital	3,722,712	2,082,988
Accumulated comprehensive (loss) income	(2,687)	2,922
Accumulated deficit	(9,444,198)	(8,535,754)

Nerium Biotechnology, Inc. Stockholders’ equity	1,829,237	627,233
Non-controlling interests	(11,047)	(10,725)
Total stockholders’ equity	1,818,190	616,508
Total liabilities and equity	$2,643,697	$961,503

Going Concern and Economic Dependence (note 2)
Commitments (note 10)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six month periods ended June 30, 2012
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011

Revenue
Sales (note 9)	$2,478,932	$103,118	$3,166,666	$225,660
Other	3,825	1,098	5,384	3,341
	2,482,757	104,216	3,172,050	229,001
Cost of sales (note 10)	1,457,094	19,924	1,926,994	58,859
Gross profit	1,025,663	84,292	1,245,056	170,142
Operating expenses
General and administrative (note 9)	331,170	366,438	720,638	596,111
Research and development	32,788	226,034	97,644	288,172
Stock-based compensation (note 8)	84,365	504,043	1,382,655	504,043
Depreciation	9,851	8,063	19,162	18,553
Foreign exchange (gain) loss	(296)	2,023	(296)	4,762
Total operating expenses	457,878	1,106,601	2,219,803	1,411,641
Income (loss) from operations	567,785	(1,022,309)	(974,747)	(1,241,499)
Earnings from equity investment	305,981	-	305,981	-

Net income (loss) before income taxes	873,766	-	(668,766)	-
Provision for income taxes (note 14)	240,000	-	240,000	-

Net income (loss) for the period	633,766	(1,022,309)	(908,766)	(1,241,499)
Exchange difference on translating foreign operations	3	606	(5,609)	7,289
Comprehensive income (loss) for the period	633,769	(1,021,703)	(914,375)	(1,234,210)
Loss attributable to non-controlling interest	(143)	(141)	(322)	(286)
Income (loss) attributable to controlling interest	$633,912	$(1,021,562)	$(914,053)	$(1,233,924)

Basic earnings (loss) per common share	$0.02	$(0.03)	$(0.03)	$(0.04)
Diluted earnings (loss) per common share	$0.02	$(0.03)	$(0.03)	$(0.04)

Weighted-average common shares outstanding- basic	33,741,813	32,076,882	33,190,339	31,815,560
Weighted-average common shares outstanding- diluted	35,492,813	32,076,882	33,190,339	31,815,560

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six month period ended June 30, 2012
(Unaudited)

						Accumulated
					Additional	Other	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Equity

At December 31, 2010	31,544,681	$5,814,538	-	$-	$1,410,215	$(3,871)	$(10,140)	$(6,671,273)	$539,469
Preference shares issued (note 7(b)(ii) and ( viii))	-	-	750,000	750,000	-	-	-	-	750,000
Issued on private placements (note 7(b)(i))	199,583	299,374	-	-	-	-	-	-	299,374
Preference shares converted to common shares (note 7(b)(iii) and (ix))	750,000	750,000	(750,000)	(750,000)	-	-	-	-	-
Issued on private placements (note 7(b)(iv))	29,867	44,800	-	-	-	-	-	-	44,800
Fair value of warrants (note 7(c))	-	-	-	-	504,043	-	-	-	504,043
Issued on private placements (note 7 (b)(v))	41,206	61,809	-	-	-	-	-	-	61,809
Cancellation of shares (note 7(b)(vi))	(19,269)	-	-	-	-	-	-	-	-
Issued on private placements (note 7 (b) (vii))	68,737	103,106	-	-	-	-	-	-	103,106
Fair value of options	-	-	-	-	168,730	-	-	-	168,730
Issued on private placements (note 7(b) (x))	2,300	3,450	-	-	-	-	-	-	3,450
Comprehensive loss for the year	-	-	-	-	-	6,793	(585)	(1,864,481)	(1,858,273)

At December 31, 2011	32,617,105	$7,077,077	-	$-	$2,082,988	$2,922	$(10,725)	$(8,535,754)	$616,508

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six month period ended June 30, 2012
(Unaudited)

						Accumulated
					Additional	Other	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Equity

December 31, 2011	32,617,105	$7,077,077	-	$-	$2,082,988	$2,922	$(10,725)	$(8,535,754)	$616,508
Issued on private placements (note 7(b)(xi))	120,071	120,071	-	-	-	-	-	-	120,071
Fair value of options (note 8 (i), (ii) and (iii))	-	-	-	-	1,382,656	-	-	-	1,382,656
Exercise of options (note 7(b)(xii))	870,000	87,000	-	-	-	-	-	-	87,000
Fair value of options exercised	-	68,262	-	-	(68,262)	-	-	-	-
Issued on private placements (note 7(b)(xiii))	120,000	120,000	-	-	-	-	-	-	120,000
Issued on private placements (note 7(b)(xiv))	81,000	81,000	-	-	-	-	-	-	81,000
Shares to be issued on private placements (note 7(b)(xv))	-	-	-	-	325,330	-	-	-	325,330
Comprehensive loss for the period	-	-	-	-	-	(5,609)	(322)	(908,444)	(914,375)

At June 30, 2012	33,808,176	$7,553,410	-	$-	$3,722,712	$(2,687)	$(11,047)	$(9,444,198)	$(1,818,190)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2012 and 2011
(Unaudited)

	June 30 2012	June 30 2011
Cash flow from operating activities
Net loss for the period	$(908,766)	$(1,241,499)
Items not affecting cash:
Depreciation	19,162	18,553
Depreciation included in research and development	7,580	7,580
Stock-based compensation	1,382,655	504,043
Earnings from equity investment, net	(226,340)	-
Changes in non-cash working capital balances:
Accounts receivable	1,915	1,961
Accounts receivable from related party	(525,100)	-
Inventory	(141,861)	(8,230)
Prepaid expenses and deposits	(313,005)	(150,829)
Accounts payable	154,045	183,360
Accrued liabilities	(180,080)	-
Employee related payables	14,462	-
Loan from related party	71,000	-
Advanced from related party	(3,914)	-
Customer deposits	85,000	-
Income taxes payable	240,000	-
	(323,247)	(685,061)

Cash flow from investing activities
Purchase of equipment	(15,996)	(6,259)
Deposit for equipment	(75,000)	-
Prepaid expenses relating to patents	(7,794)	-
	(98,790)	(6,259)
Cash flow from financing activities
Issuance of common shares	321,071	905,984
Common shares to be issued	325,330	-
Proceeds from options exercised	87,000	-
Advances	100,000	-
	833,401	905,984
Effect of exchange rate changes on cash and cash equivalents	(5,609)	282
Increase in cash and cash equivalents	405,755	214,946
Cash and cash equivalents, beginning of the period	217,034	186,823
Cash and cash equivalents, end of the period	$622,789	$401,769

Included in cash and cash equivalents is:
Cash	$327,935	$160,241
Money market instruments	294,854	241,528
	$622,789	$401,769

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements of Nerium Biotechnology, Inc. and its subsidiaries (the “Company”) have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States dollars, unless otherwise noted.

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

2.	Going Concern and Economic Dependence

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

During the three and six month periods ended June 30, 2012, the Company incurred a net income (loss) of $633,766 and ($908,766) respectively. In addition, for the six month period ended June 30, 2012 the Company had negative cash from operations of $323,247.  At June 30, 2012 the Company had an accumulated deficit of $9,444,198, cash and cash equivalents of $622,789 and working capital of $1,237,444.

The Company’s profitability during the three month period ended June 30, 2012 is primarily the result of sales to a related party upon which the Company is economically dependent (see note 9).

In order to meet future expenditures and cover administrative costs, the Company may need to raise additional financing.  Although the Company has been successful in raising funds to date, and has reported a profit for the first time since inception, there is no assurance that this will continue over the next twelve months.  These interim condensed consolidated financial statements do not reflect any adjustments to the carrying values of assets and liabilities that would be necessary if the Company were unable to sustain profitable operations or obtain adequate financing.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3.	Significant Accounting Policies

Adoption of new accounting principles

During the six month period ended June 30, 2012 the Company adopted the following Accounting Standards Updates (“ASU”) to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “ASC”) issued by the FASB.

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs ("ASU No. 2011-04"). This authoritative guidance changes the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The implementation of this guidance did not have a significant impact on our financial condition, results of operations or cash flows. Refer to note 11 for related disclosures.

In connection with ASU 2011-05, on December 23, 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” an amendment of ASC topic 220 “Comprehensive Income” to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB  is considering this matter, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The ASU is effective for fiscal years, and interim periods, beginning after December 15, 2011. The implementation of this guidance did not have any impact on our financial condition, results of operations or cash flows.

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

4.	Inventory

	June 30 2012	December 31 2011

Raw materials and consumables	$425,368	$289,722
Supplies	20,702	47,873
Medicine (finished goods)	64,487	31,101
	$510,557	$368,696

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

5.	Equipment, net

			June 30 2012	December 31 2011
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Lab furniture and equipment	$270,366	$164,076	$106,290	$117,275
Clinic, office furniture and equipment	92,924	64,992	27,932	30,787
Computer equipment	24,979	6,629	18,350	7,676
Research and development	75,800	25,267	50,533	58,113
	$464,069	$260,964	$203,105	$213,851

6.	Equity Investment

Nerium Biotechnology, Inc. owns a wholly-owned subsidiary, Nerium SkinCare, Inc. (“NSC”), a Texas corporation, which owns a 30% residual interest in Nerium International, LLC (“NI”).  Actual income distributions range from 20% to 30% depending on the nature of products sold. No distributions have been received to June 30, 2012.

June 30 2012

Carrying value of investment at December 31, 2011	$-
Reversal of investment impairment to original cost	300
Income from equity investment to June 30, 2012	305,981
Less: elimination of downstream sales (note 9)	(79,941)
Carrying value of investment at June 30, 2012	$226,340

Summarized unaudited financial data of NI for the three and six month periods ended June 30:

	Three months ended June 30		Six months ending June 30
	2012	2011	2012	2011

Revenue	$14,309,151	$23	$19,455,106	$23
Gross profit (loss)	$4,026,286	$(44)	$5,137,189	$(44)
Income (loss) from continuing operations	$2,055,828	$(325,233)	$2,385,816	$(325,233)
Net income (loss)	$2,055,828	$(325,233)	$2,385,816	$(325,233)

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

7.	Capital Stock

(a) Authorized
Unlimited Common stock
Unlimited Preferred stock, non-voting, issuable in series
(b) Issued
Common stock	Shares	Amount

As at December 31, 2010	31,544,681	$5,814,538
Private placement (i)	199,583	299,374
Preference share conversion (iii)	500,000	500,000
Private placement (iv)	29,867	44,800
Private placement (v)	41,206	61,809
Cancellation of shares (vi)	(19,269)	-
Private placement (vii)	68,737	103,106
Preference share conversion (ix)	250,000	250,000
Private placement (x)	2,300	3,450
As at December 31, 2011	32,617,105	7,077,077
Private placement (xi)	120,071	120,071
Stock option exercise (xii)	870,000	87,000
Fair value of options exercised	-	68,262
Private placement (xiii)	120,000	120,000
Private placement (xiv)	81,000	81,000
As at June 30, 2012	33,808,176	$7,553,410

Preferred stock	Shares	Amount
As at December 31, 2010	-	$-
Issuance of preference shares (ii)	500,000	500,000
Conversion to common shares (iii)	(500,000)	(500,000)
Issuance of preference shares (viii)	250,000	250,000
Conversion to common shares (ix)	(250,000)	(250,000)
As at December 31, 2011 and June 30, 2012	-	$-

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

7.	Capital Stock – continued

(b)	Issued

(i)	On March 29, 2011, the Company completed the fourth closing of its non-brokered private placement by issuing 199,583 common shares at $1.50 per share for gross proceeds of $299,374.

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

(vii)
On September 8, 2011 and September 29, 2011, the Company completed the seventh and eighth closing of its non-brokered private placement by issuing 58,737 and 10,000 common shares at $1.50 per share for gross proceeds of $103,106.

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

(xii)	During the quarter ended March 31, 2012, 870,000 stock options were exercised at $0.10 per option for gross proceeds of $87,000. The fair value of the options was $68,262.

(xiii)	On April 25, 2012, the Company completed the second closing of its non-brokered private placement by issuing 120,000 common shares at $1.00 per share for gross proceeds of $120,000.

(xiv)	On May 10, 2012, the Company completed the third closing of its non-brokered private placement by issuing 81,000 common shares at $1.00 per share for gross proceeds of $81,000.

(xv)
During June 2012, the Company received gross proceeds of $325,330 for 325,330 common shares at $1.00 per share pursuant to its fourth non-brokered private placement.  These shares were issued on July 27, 2012 (note 15).

(xvi)	On June 14, 2012, an investor advanced $100,000 to the Company as partial payment for shares to be issued at a future date.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

7.	Capital Stock - continued

(c)	Warrants

A summary of the Company’s warrant activity is as follows:

	June 30, 2012		December 31, 2011
	Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
Outstanding, beginning	500,000	$1.25	500,000	$1.25
Expired (i)	(500,000)	1.25	(500,000)	1.25
Issued	-	-	500,000	1.25
Outstanding, ending	-	$-	500,000	$1.25

(i)	On May 5, 2012, the 500,000 warrants expired.

8.	Stock-Based Compensation

The Company has reserved and set aside up to 6,256,000 common shares for the granting of options to directors, officers, employees and consultants.  On June 22, 2012, the plan was replaced by two plans.  In one plan the Company has reserved 3,128,000 common shares for the granting of options to employees, and in the second plan the Company has reserved 3,128,000 common shares for the granting of options to directors, officers and consultants.  The terms of the awards under both plans are determined by the Board of Directors.

A summary of the status of the Company's outstanding stock options as of June 30, 2012 and December 31, 2011, and changes during the periods is presented in the following table.

	June 30, 2012		December 31, 2011
	Stock Options	Weighted- average exercise price	Stock options	Weighted- average exercise price
Outstanding, beginning	3,630,000	$0.47	3,180,000	$0.47
Exercised (i)	(870,000)	(0.10)
Granted (ii) and (iii)	150,000	1.50	450,000	1.50
Expired	-	-	-	-
Outstanding, ending	2,910,000	$0.79	3,630,000	$0.47

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

8.	Stock-Based Compensation- continued

The weighted-average remaining contractual life and weighted-average exercise price of options outstanding and of options exercisable as at June 30, 2012 are as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Life	Exercisable	Weighted‑ Average Exercise Price
	#	Years		#

CDN$0.10	750,000	CDN $0.10	2.55	750,000	CDN$0.10
CDN$0.50	800,000	CDN $0.50	0.02	800,000	CDN$0.50
CDN$1.22	310,000	CDN $1.22	1.04	310,000	CDN$1.22
$1.22	450,000	$1.22	3.16	450,000	$1.22
$1.50	600,000	$1.50	4.04	262,500	$1.50

	2,910,000	$0.79	2.10	2,572,500	$0.70

(i)
1,950,000 stock options with an exercise price of CDN$0.10 were granted to various directors, employees and consultants on January 17, 2007, which vested immediately and expire January 17, 2012.  The fair value was determined to be $153,000 at $0.08 per option, using the Black-Scholes model for pricing options. This amount was recorded as stock-based compensation expense and an increase to accumulated paid in capital.  The following assumptions were used: risk free interest rate of return of 4.3%, expected stock volatility of 105%, dividend yield of 0% and expected life of 5 years.  In January 2012, 870,000 of these options were exercised for $87,000.  The fair value of these options was $68,262.  On January 17, 2012 the remaining un-exercised options were amended to expire January 17, 2015.  The fair value of the amended options is $1,084,252 at $1.45 per option, using the Black-Scholes model for pricing options.  The following assumptions were used: risk free interest rate of return of 1.06%, expected stock volatility of 148%, dividend yield of 0% and expected life of 3 years.  This amount was recorded as stock-based compensation expense and an increase to accumulated paid in capital.

(ii)
450,000 stock options were granted to certain employees on June 27, 2011 with an exercise price of $1.50, which vest 25% on June 27, 2012; 25% on June 27, 2013; 25% on June 27, 2014 and 25% on June 27, 2015 and expire June 27, 2016.  The fair value was determined to be $647,925 at $1.44 per option, using the Black-Scholes model for pricing options.  $84,365 and $168,730 was recorded as an increase to stock-based compensation expense and an increase to accumulated paid in capital for the three-month and six-month period ended June 30, 2012 respectively. The following assumptions were used:  risk free interest rate of return of 2.79%; expected volatility of 181%; dividend yield of 0% and expected life of 5 years.

(iii)
150,000 stock options were granted to a consultant on February 14, 2012 with an exercise price of $1.50, which vest immediately and expire on August 29, 2016.  The fair value was determined to be $129,674 at $0.86 per option, using the Black-Scholes model for pricing options.  The following assumptions were used:  risk free interest rate of return of 1.44%; expected volatility of 148%; dividend yield of 0% and expected life of 5 years.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

9.	Related Party Transactions and Balances

During the three and six month periods ended June 30, 2012, the Company entered into the following related party transactions:

The Company incurred consulting fees of  $15,000 for the three and six month periods ended June 30, 2012 (three and six month periods ended June 30, 2011 - $15,000 and $30,000 respectively), for services provided by a director of the Company.  This amount is included in general and administrative expenses.

In the three and six month periods ended June 30, 2012, total sales by the Company to NI was $2,506,559 and $3,189,899  respectively (three and six month period ended June 30, 2011 - $nil).   The unrealized profit of $79,941 associated with these sales to the related party has been eliminated (note 6).

As at June 30, 2012, accounts receivable from NI was $525,100 (December 31, 2011 - $nil).

At June 30, 2012, the loan from related party relates to a loan from the chief executive officer totalling $71,000 (December 31, 2011 - $nil).  The loan is unsecured, non-interest bearing and due on demand.

10.	Commitments

Operating leases

At June 30, 2012, the Company was committed to operating lease payments for its various premises in the following amounts:

2012	$187,584
2013	376,532
2014	378,417
2015	350,530
2016	330,000
Thereafter	1,815,000
$3,438,063

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

(c)
During 2011, the Company entered into a consulting agreement which entitles the consultant to receive a 5% commission, based on a per unit price charged on each product produced for commercial sale to the end consumer, that was formulated by the consultant.  The agreement expires in 2031.  The commission incurred is $29,896 and $40,664 for the three-month and six-month period ended June 30, 2012 respectively and are included in cost of sales.

(d)	During June 2012, the Company committed to purchase equipment totalling $147,500 for which a deposit of $75,000 was recorded as at June 30, 2012.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

11.	Financial Instruments

Fair value

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts receivable from related party, accounts payables, accrued liabilities, advances, employee related payables, loan from related party and customer deposits.  The carrying value of the financial instruments approximates their fair value because of the short-term maturities of these items.

The Company's risk exposure and the impact on its financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counterparty's inability to fulfill its contractual obligations.  The Company is exposed to credit risk on its cash and cash equivalents, accounts receivable and accounts receivable from related party.

The Company has deposited the cash and cash equivalents with reputable financial institutions, from which management believes the risk of loss is minimal.  The Company's cash and cash equivalents are not subject to any external restrictions.

Credit risk exists in that a significant majority of the Company’s receivables is concentrated to one related party.  The Company’s management considers this to be a low risk given the related party nature of the balance and the payment history of the related party to date.

Liquidity risk

The Company's approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  As at June 30, 2012 the Company held cash and cash equivalents of $622,789 and has positive working capital of $1,237,444.  The Company does not have any long-term debt.  The Company also has commitments discussed in Note 10.

Although the Company has been successful in raising funds to date, and has reported profit for the first time since inception, there is no assurance that this will continue over the next twelve months and the Company may raise additional funds through the issuance of common stock or similar equity instruments if required.

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

Currency risk

The Company is exposed to currency fluctuations as a significant amount of its accrued liabilities are denominated in Canadian dollars and Honduran Lempira totalling $63,785 and $11,545 respectively in US dollars.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

12.	Capital Management

The Company's primary objective with respect to its capital management is to ensure that it has sufficient cash resources to maintain its ongoing operations.  The Company includes stockholders’ equity in the definition of capital.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no changes to the Company's approach to capital management during three and six month periods ended June 30, 2012.  The Company is not subject to externally imposed capital requirements.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

As at June 30, 2012	United States	Honduras	Total

Equipment	$76,311	$126,794	$203,105
Total assets	$2,359,677	$284,020	$2,643,697

Six month period ended June 30, 2012	United States	Honduras	Total

Revenues	$2,981,560	$190,490	$3,172,050
Net income (loss) for the period	$(863,643)	$(45,123)	$(908,766)

Three month period ended June 30, 2012	United States	Honduras	Total

Revenues	$2,395,676	$87,081	$2,482,757
Net income (loss) for the period	$664,421	$(30,655)	$633,766

As at December 31, 2011	United States	Honduras	Total

Equipment	$72,421	$141,430	$213,851
Total assets	$655,065	$306,438	$961,503

Six month period ended June 30, 2011	United States	Honduras	Total

Revenues	$-	$229,001	$229,001
Net loss for the period	$(1,260,027)	$18,528	$(1,241,499)

Three month period ended June 30, 2011	United States	Honduras	Total

Revenues	$-	$104,216	$104,216
Net loss for the period	$(1,037,389)	$15,080	$(1,022,309)

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

14.	Income Taxes

NSC is a US company and it is subject to US income tax at an estimated rate of 35%.    During the six month period ended June 30, 2012, NSC has net income of approximately $1,375,000, which would result in taxes payable of approximately $480,000.

Management is currently in the process of exploring certain tax planning opportunities which may allow, among other things, to offset the Company’s prior year loss carryforwards against the taxable income of NSC, resulting in no taxes payable.  Due to the uncertainty of the results of these tax planning measures, the Company has established a tax provision of $240,000 as at June 30, 2012, which represents the midpoint of the range of possible outcomes as determined by management.

15.	Subsequent Events

On July 9, 2012, 800,000 stock options were exercised at $0.50 per option for gross proceeds of $400,000.  The fair value of the options was $315,000.

On July 20, 2012, the Company completed the fourth closing of its non-brokered private placement by issuing 386,626 common shares for $1.00 for gross proceeds of $386,626, which includes the $325,330 that the Company received prior to June 30, 2012 (note 7(b)(xv)).

On August 15, 2012, the Company completed the fifth closing of its non-brokered private placement by issuing 161,612 common shares for $1.00 for gross proceeds of $161,612.

Index

Nerium Biotechnology, Inc.

Item 2.	Management’s Interim Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales for the three months ended June 30, 2012 increased by $2,375,814 to $$2,478,932 from $103,118 for the three months June 30, 2011. This increase is attributable to the increase in the sale of skin care products by Nerium SkinCare, Inc.

Other income for the three months ended June 30, 2012 totaled $3,825, an increase of $2,727, or 2.48% from the $1,098 for the three months ended June 30, 2011. Other income consists of administrative services billed by our subsidiary in Honduras

Cost of sales for the three months ended June 30, 2012 totaled $1,457,094, an increase of $1,437,170 from the $19,924 for the corresponding period of the prior year. This increase resulted from an increase in the sale of skin care products by Nerium SkinCare, Inc. Our gross profit margin for the three months ended June 30, 2012 was 41.4% compared to 81.7% for the corresponding period of the prior year. The decrease in the gross profit margin resulted from fewer sales of Anvirzel as a percentage of the total and sharp increase in the sale of skin care products.

General and administrative expenses for the three months ended June 30, 2012 totaled $331,170, a decrease of $35,268, or 9.6% from the $366,438 for the corresponding period of the prior year. This decrease resulted from a decrease in payroll which was partially off-set by an increase in professional fees.

Research and development expenses for the three months ended June 30, 2012 totaled $32,788, a decrease of $193,246, or 85.5% from the $226,034 for the corresponding period of the prior year. This decrease resulted from a general reduction in research as the company switched its efforts to skin care.

Stock based compensation for the three months ended June 30, 2012 totaled $84,365, a decrease of $419,678, or 83.3% from the corresponding period of the prior year. The decrease resulted from the issuance of fewer options.

Depreciation for the three months ended June 30, 2012 totaled $9,851, an increase of $1,788, or 22.2% from the corresponding period of the prior year. The increase in depreciation resulted from an increase in depreciable assets, particularly furniture and equipment.

For the three months ended June 30, 2012, the company had a loss on foreign currency exchange of $296 compared to a gain on foreign currency of $2,023 for the corresponding period of the prior year. Foreign currency gains and losses resulted from changes in the value of the US dollar against the currencies of Honduras and Canada.

As a result of the foregoing, the company had net income before income taxes of $873,766 for the three months ended June 30, 2012 compared to a loss of $1,021,703 for the corresponding period of the prior year. For the three months ended June 30, 2012, the company had an income tax liability of $240,000, making the net income $$633,766. There was no provision for income taxes for the corresponding period of the prior year.

Index

Nerium Biotechnology, Inc.

For the three months ended June 30, 2012 there was an exchange difference on translating foreign operations of $3. This compares with $606 for the corresponding period of the prior year. These differences result because of exchange differentials between the Honduran Lempira against the US dollar.

For the three months ended June 30, 2012, there was a loss attributable to non-controlling interest of $143. This compares to $141 for the corresponding period of the prior year.

As a result of the foregoing, the net income attributable to the controlling interest for the three months ended June 30, 2012 was $633,912, or $0.02 per share compared to a loss of $1,021,562 or $(0.03) per share for the corresponding period of the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales for the six months ended June 30, 2012 increased by $2,941,006 to $3,166,666 from $225,660 for the six month period ended June 30, 2011.   This increase can be attributed to net sales totaling $2,981,560 for the six month period by NSC. Sales of other Nerium products totaled $185,106 for the six month period ended June 30, 2012.

Other income comprises  income from administrative services performed by our Honduran subsidiary. Other income for the six month period ended June 30, 2012 increased by $2,043 to $5,384 from $3,341 for six month period ended June 30, 2011. This increase resulted from billed record keeping services.

Cost of sales for six month period ended June 30, 2012 increased by $1,868,135 to $1,926,994 from $58,859 for the six month period ended June 30, 2011.  This increase is attributed to the increase in sales by NSC. Our gross margin for the six months ended June 30, 2012 was 39.3% compared to 74.3% for the corresponding period of the prior year. This decrease in margins resulted from fewer sales of Anvirzel as a percentage of the total and the advent of the sale of skin care products.

Stock-based compensation expense for the six month period ended June 30, 2012 totaled $1,382,655 compared to $504,043 for the corresponding period of the prior year.  In the current period $1,084,252 represents the amended value of the 750,000 options which expiry date was extended to January 17, 2015; $168,730 for the 450,000 stock options granted to certain employees on June 27, 2011 and $129,674 which represents the fair value of 150,000 options granted to a consultant.

General and administrative expenses for the six month period ended June 30, 2012 increased by $124,527 to $720,638 from $596,111 for the six month period ended June 30, 2011.  This increase is attributed to the additional expenses associated with the launch of the skin-care line.

Research and development expenses totaled $97,644 for six month period ended June 30, 2012, which is a decrease of $190,528 from $288,172 for the six month period ended June 30, 2011.  The Company focused on the production and sales of the skincare line in the six month period ended June 30, 2012.

Depreciation expense totaled $19,162 for six month period ended June 30, 2012, slightly more than the $18,553 for the six-month period ended June 30, 2011. The increase resulted from additional items being depreciated in the current period due to additions of furniture and equipment.

The gain on foreign exchange six month period ended June 30, 2012 totaled $296 compared to a loss of $4,762 for the corresponding period of the prior year. This minimal loss for the six month period ended June 30, 2012 resulted from the US Dollar and the Canadian dollar being at par for most of the period.

As a result of the forgoing, we incurred an loss for the six month period ended June 30, 2012 of $908,766 ($0.03 per share)        compared to a loss for the 2011 six month period of $1,241,499 ($0.04 per share).  Most of this decrease can be attributed to the sales of skincare products in NSC.

We had a loss on the exchange on translating foreign operations for the six month period ended June 30, 2012 of $5,609 compared to a gain of $7,289 in the six month period ended June 30, 2011.  The difference is a result of the exchange of the Honduran Lempira against the US Dollar.

Index

Nerium Biotechnology, Inc.

As a result of the above, we incurred a comprehensive loss of $914,375 for the six month period ended June 30, 2012 compared to a comprehensive loss for the six month period ended June 30, 2011 of $1,234,210.

We had a loss attributable to non-controlling interest of $322 for the six month period ended June 30, 2012 compared to a loss attributable to non-controlling interest of $286 in the same period in 2011.

Summary of Quarterly Results

The following table sets forth selected results of operations for our eight most recently completed quarters.

Quarter Ended	Accounting Policies	Total Revenues ($)	Net Income (Loss) ($)	Basic and Diluted Net Loss Per Common Share
June 30, 2012	US GAAP	$2,482,757	633,766	$0.02
March 31, 2012	US GAAP	689,293	(1,542,532)	$(0.05)
December 31, 2011	US GAAP	133,980	(210,795)	$(0.01)
September 30, 2011	IFRS	489,421	(412,772)	$(0.01)
June 30, 2011	IFRS	104,216	(1,022,309)	$(0.03)
March 31, 2011	IFRS	124,785	(219,190)	$(0.01)
December 31, 2010	Canadian GAAP	88,780	(369,143)	$(0.01)
September 30, 2010	Canadian GAAP	93,311	(800,361)	$(0.03)

We have experienced an increase in revenues in the second quarter (“Q2”) in 2012 compared to Q2 2011 by $2,378,541. During the last half of 2011, NI launched its skin care line, which is formulated and sold by our wholly owned subsidiary, NSC.  Also, a stronger demand for Anvirzel was reflected in an increase in the number of units sold while at a lower average price per unit.

Loss per quarter has been in the range of $219,190 in the first quarter (“Q1”) of 2011 to the Q1 of 2012 quarter high of $1,542,532.    These losses fluctuate primarily due to research and development expenditures and share-based compensation charges. A share-based compensation charge in third quarter (“Q3”) of 2010 was $508,500, $300,079 in the Q3 of 2011 and $504,043 in Q2 of 2011.  It was $nil in the other quarters of 2010, and the Q1 of 2011.  Due to the large increase in sales in Q2 2012, we experienced net income at $633,766.

Liquidity

As at June 30, 2012 we had cash and cash equivalents of $622,789 and working capital of $1,237,444. This compares with cash and cash equivalents of $217,034 and working capital of $334,150 as of December 31, 2011.  Most cash equivalents are held in a money market fund, earning a variable rate of market interest, at Texas Capital Bank. The balance of cash equivalents are held in various operating accounts at Texas Capital Bank, Banco Ficohsa (located in Honduras) and Banco Credomatic (located in Honduras).

Historically, we have generated the cash required for operations, as well as research projects, through the private placement issuances of common shares.   During the six month period ended June 30, 2012 we received $321,071 in cash from the sale of 321,071 shares of common stock and 870,000 stock options were exercised at $0.10 for gross proceeds of $87,000.

Based upon prior year operations, we had insufficient cash flow to fund our operation and to execute our business plan for the next twelve months. However, revenue for the six month period ended June 30, 2012 has far exceeded that of the entire year 2011.  This growth is expected to continue, and when combined with anticipated sales of common stock, should provide the funds necessary to allow us to execute its business plan for the next twelve months.

Index

Nerium Biotechnology, Inc.

Capital Resources

We had no long-term debt financing arrangements and do not anticipate incurring any such debt. Since incorporation, a majority of cash has been raised through private placement issuances of common shares. It is expected that further cash will be raised through the private placement of common shares, which, along with cash received through continuing product sales, will be sufficient to meet capital requirements for 2012. However, given the uncertain state of the capital markets, we have developed a contingency plan in the event that we are unable to generate such a level of cash, which plan includes the scaling back of certain research and development projects. There were no commitments for capital expenditures as at June 30, 2012.

Off Balance Sheet Arrangements

As at the date of this filing, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Commitments

Operating leases

At June 30, 2012, we committed to operating lease payments for its various premises in the following amounts:

2012	$187,584
2013	376,532
2014	378,417
2015	350,530
2016	330,000
Thereafter	1,815,000
$3,438,063

Index

Nerium Biotechnology, Inc.

In addition, we are committed to the following:

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

(c)
During 2011, the Company entered into a consulting agreement which entitles the consultant to receive a 5% commission, based on a per unit price charged on each product produced for commercial sale to the end consumer, that was formulated by the consultant.  The agreement expires in 2031.  The commission incurred is $29,896 and $40,664 for the three-month and six-month period ended June 30, 2012 respectively and are included in cost of sales.

(d)	During June 2012, the Company committed to purchase equipment totalling $147,500 for which a deposit of $75,000 was recorded as at June 30, 2012.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), on a timely basis so that appropriate decisions can be made regarding public disclosure.  Management of the Company, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as at June 30, 2012, as required by Canadian securities law.  Based on that evaluation, the CEO and CFO have concluded that, as at June 30, 2012, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings (as such terms are defined under Multilateral Instrument 52-109 Certification of Disclosure in Issuers Annual and Interim Filings) and other reports filed or submitted under Canadian securities laws were recorded, processed, summarized and reported within the time period specified by those laws and that material information was accumulated and communicated to management of the Company, including the CEO and CFO, as appropriate to allow for accurate disclosure to be made on a timely basis.

Internal Controls over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  The CEO and CFO have concluded that there has been no change in the Company’s internal control over financial reporting during the three-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As of June 30, 2012, the Company’s internal control over financial reporting was effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no disclosures as our stock does not trade.

Index

Nerium Biotechnology, Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

(i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

(ii) Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our President and Chief Executive Officer, and our Chief Financial Officer, in connection with the review of our interim condensed consolidated financial statements as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three and six month periods ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II

Item 1.	Legal Proceedings

As of August 27, 2012, we had no outstanding legal proceedings.

Item 1A	Risk Factors

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

The Company’s Products, including Anvirzel™, May Become Obsolete
The biotechnology industry has been characterized by the frequent introduction of new products. Accordingly, we may be adversely affected by the new products and technology developed by our competitors. In addition, as the potential benefits of oleander extract enter the public domain, our competitors may seek to develop, on an expedited basis, products which compete with our products.

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

Necessity for Additional Capital

Although we have been successful in raising funds to date, and we haev reported profit for the first time since inception, there is no assurance that this will continue over the next twelve months and we may need to raise additional funds through the issuance of common stock or similar equity instruments if required.

Speculative Nature of Securities
There is no assurance that we will be successful in implementing our business plan. We have limited funds available for it and one source of future funds presently available to us is through the sale of equity capital. The shares of the Company are speculative.

Currency Risk
We are exposed to currency risk as a part of the Subsidiaries' business is carried out in Honduran Lempira and we maintain Honduran Lempira denominated bank accounts but use US dollars as our reporting currency. Unfavorable changes in the exchange rate between Honduran Lempira and US dollars may materially affect the foreign exchange gain/losses. We do not use derivative instruments to reduce our exposure to foreign currency risk.

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

Index

Nerium Biotechnology, Inc.

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

The Company Does Not Carry Product Liability Insurance
Insurance carriers are currently reluctant to provide product liability insurance for biotechnology products due to the limited claims history for such products. The Company has plans to obtain such insurance for products sold by NSC only, but not for products sold by the Salud Integral Group.  In the event of major product liability litigation or a major award against the Company during a time when the Company has no available insurance, the Company may sustain significant losses of its operating capital.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, we issued 321,701 shares of our common stock for $321,701 and exercised 870,000 warrants at $.10 per share for $87,000. We also received $325,330 gross proceeds for 325,330 common shares that were issued July 27, 2012.  The $646,401 received is used for general working capital.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Index

Nerium Biotechnology, Inc.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Name of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. SecSection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NERIUM BIOTECHNOLOGY, INC

By:	/s/ Dennis R. Knocke
Dennis R. Knocke
President and Chief Executive Officer

Dated: August 27, 2012

By:	/s/ Joseph B. Nester
Joseph B. Nester
Vice-President, Chief Financial Officer

Dated: August 27, 2012