Form 10-Q
period 2012-09-30
NERIUM BIOTECHNOLOGY INC
filed 2012-12-14
CIK 1429040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of December 14, 2012 is 35,667,396.

NERIUM BIOTECHNOLOGY, INC.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012

(EXPRESSED IN UNITED STATES FUNDS)

Index

Nerium Biotechnology, Inc.

Part I
Item 1.	Financial Statements
Interim Condensed Consolidated Balance Sheets
(Unaudited)
	September 30 2012	December 31 2011
Assets
Current assets
Cash and cash equivalents	$857,866	$217,034
Accounts receivable	25,544	3,934
Accounts receivable from related party (note 10)	1,777,403	-
Inventory (note 4)	1,308,692	368,696
Prepaid expenses and deposits	1,450,995	89,481
Total current assets	5,420,500	679,145
Prepaid expenses relating to patents	82,051	68,507
Equipment, net (note 5)	401,230	213,851
Equity investment (note 6)	2,111,508	-
Total assets	$8,015,289	$961,503

Liabilities
Current liabilities
Accounts payable	510,253	-
Accrued liabilities	124,075	266,081
Advance from related party	-	3,914
Customer deposits	80,000	75,000
Income taxes payable (note 15)	1,800,000	-
Total liabilities	2,514,328	344,995

Stockholders’ Equity
Preferred stock, no par value, unlimited, none issued and outstanding	-	-
Common stock, no par value, unlimited authorized, 35,667,396 (December 31, 2011 – 32,617,105) shares issued and outstanding (note 7)	9,327,630	7,077,077
Additional paid in capital	3,126,252	2,082,988
Accumulated comprehensive (loss) income	(4,889)	2,922
Accumulated deficit	(6,936,842)	(8,535,754)

Nerium Biotechnology, Inc. stockholders’ equity	5,512,151	627,233
Non-controlling interests	(11,190)	(10,725)
Total stockholders’ equity	5,500,961	616,508
Total liabilities and stockholders’ equity	$8,015,289	$961,503

Going Concern and Economic Dependence (note 2)
Commitments (note 11)
Subsequent Events (note 16)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
  For the three and nine month periods ended September 30, 2012
  (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Revenue
Sales (note 10)	$5,479,079	$487,652	$8,645,745	$713,312
Other	2,664	1,769	8,048	5,180
	5,481,743	489,421	8,653,793	718,492
Cost of sales (note 11)	2,462,645	286,654	4,389,639	345,513
Gross profit	3,019,098	202,767	4,264,154	372,979
Operating expenses
General and administrative (note 10)	582,198	271,935	1,302,836	868,116
Research and development	121,886	37,698	219,530	325,870
Stock-based compensation (note 8)	43,870	300,079	1,426,525	804,122
Depreciation	8,862	9,202	28,024	27,755
Foreign exchange loss (gain)	296	(3,375)	-	1,387
Total operating expenses	757,112	615,539	2,976,915	2,027,250
Income (loss) from operations	2,261,986	(412,772)	1,287,239	(1,654,271)
Earnings from equity investment (note 6)	1,805,227	-	2,111,208	-

Net income (loss) before income taxes	4,067,213	(412,772)	3,398,447	(1,654,271)
Provision for income taxes (note 15)	1,560,000	-	1,800,000	-
Net income (loss) for the period	2,507,213	(412,772)	1,598,447	(1,654,271)
Exchange difference on translating foreign operations	(2,202)	53	(7,811)	7,342
Comprehensive income (loss) for the period	$2,505,011	$(412,719)	$1,590,636	$(1,646,929)

Basic earnings (loss) per common share	$0.07	$(0.01)	$0.05	$(0.05)
Diluted earnings (loss) per common share	$0.07	$(0.01)	$0.05	$(0.05)

Weighted-average common shares outstanding- basic	34,257,404	32,353,904	33,667,664	31,996,980
Weighted-average common shares outstanding- diluted	34,932,404	32,353,904	34,342,664	31,996,980

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine month period ended September 30, 2012
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid -in	Accumulated Other Comprehensive	Non-controlling	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Equity
At December 31, 2011	32,617,105	$7,077,077	-	$-	$2,082,988	$2,922	$(10,725)	$(8,535,754)	$616,508
Exercise of options (note 7(b)(i))	870,000	87,000	-	-	-	-	-	-	87,000
Fair value of options exercised	-	68,262	-	-	(68,262)	-	-	-	-
Issued on private placements (note 7(b)(ii))	120,071	120,071	-	-	-	-	-	-	120,071
Fair value of options (note 8 (i), (ii) and (iii))	-	-	-	-	1,426,526	-	-	-	1,426,526
Issued on private placements (note 7(b)(iii))	120,000	120,000	-	-	-	-	-	-	120,000
Issued on private placements (note 7(b)(iv))	81,000	81,000	-	-	-	-	-	-	81,000
Exercise of options (note 7(b)(v))	800,000	400,000	-	-	-	-	-	-	400,000
Fair value of options exercised	-	315,000	-	-	(315,000)	-	-	-	-
Issued on private placements (note 7(b)(vi))	386,626	386,626	-	-	-	-	-	-	386,626
Issued on private placements (note 7(b)(vii))	161,612	161,612	-	-	-	-	-	-	161,612
Issued on private placements (note 7(b)(viii))	510,982	510,982	-	-	-	-	-	-	510,982
Comprehensive income (loss) for the period	-	-	-	-	-	(7,811)	(465)	1,598,912	1,590,636
At September 30, 2012	35,667,396	$9,327,630	-	$-	$3,126,252	$(4,889)	$(11,190)	$(6,936,842)	$(5,500,961)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2012 and 2011
(Unaudited)

	September 30 2012	September 30 2011
Cash flow from operating activities
Net income (loss) for the period	$1,598,447	$(1,654,271)
Items not affecting cash:
Depreciation	28,024	27,755
Depreciation included in research and development	13,045	11,370
Gain on disposal of equipment	(1,043)	-
Stock-based compensation	1,426,526	804,122
Earnings from equity investment, net	(2,111,508)	-
Changes in non-cash working capital balances:
Accounts receivable	(21,610)	(203,980)
Accounts receivable from related party	(1,777,403)	-
Inventory	(939,996)	(224,994)
Prepaid expenses and deposits	(1,361,514)	(87,256)
Accounts payable	510,253	113,317
Accrued liabilities	(142,006)	-
Advanced from related party	(3,914)	-
Customer deposits	5,000	-
Income taxes payable	1,800,000	-
	(977,699)	(1,213,937)

Cash flow from investing activities
Purchase of equipment	(239,838)	(3,724)
Proceeds from disposal of equipment	12,433	-
Prepaid expenses relating to patents	(13,544)	-
	(240,949)	(3,724)
Cash flow from financing activities
Issuance of common shares	1,380,291	1,259,090
Proceeds from options exercised	487,000	15,000
	1,867,291	1,274,090
Effect of exchange rate changes on cash and cash equivalents	(7,811)	(4,435)
Increase in cash and cash equivalents	640,832	51,994
Cash and cash equivalents, beginning of the period	217,034	186,823
Cash and cash equivalents, end of the period	$857,866	$238,817

Included in cash and cash equivalents is:
Cash	$229,181	$170,736
Money market instruments	628,685	68,081
	$857,866	$238,817

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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

During the three and nine month periods ended September 30, 2012, the Company incurred a net income of $2,507,213  and $1,598,447  respectively. In addition, for the nine month period ended September 30, 2012 the Company utilised cash in operations of $977,699.  At September 30, 2012 the Company had an accumulated deficit of $6,936,842, cash and cash equivalents of $857,866  and working capital of $3,270,039.

The Company’s profitability during the three and nine month period ended September 30, 2012 is primarily the result of sales to a related party upon which the Company is economically dependent (see note 10).

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3.	Significant Accounting Policies

Adoption of new accounting principles

During the nine month period ended September 30, 2012 the Company adopted the following Accounting Standards Updates (“ASU”) to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “ASC”) issued by the FASB.

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs ("ASU No. 2011-04"). This authoritative guidance changes the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The implementation of this guidance did not have a significant impact on our financial condition, results of operations or cash flows. Refer to note 12 for the related disclosures.

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

4.	Inventory

	September 30 2012	December 31 2011

Raw materials and consumables	$1,235,709	$289,722
Supplies	22,190	47,873
Medicine (finished goods)	50,793	31,101
	$1,308,692	$368,696

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

5.	Equipment, net

			September 30 2012	December 31 2011
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Lab furniture and equipment	$268,894	$168,458	$100,436	$117,275
Clinic, office furniture and equipment	92,688	68,675	24,013	30,787
Computer equipment	12,919	6,340	6,579	7,676
Machinery equipment	223,459	-	223,459	-
Research and development	75,800	29,057	46,743	58,113
	$673,760	$272,530	$401,230	$213,851

6.	Equity Investment

Nerium Biotechnology, Inc. owns a wholly-owned subsidiary, Nerium SkinCare, Inc. (“NSC”), a Texas corporation, which owns a 30% residual interest in Nerium International, LLC (“NI”).  Actual income distributions range from 20% to 30% depending on the nature of products sold. No distributions have been received to September 30, 2012.

September 30 2012

Carrying value of equity investment at December 31, 2011	$-
Reversal of investment impairment to original cost	300
Income from equity investment to September 30, 2012	2,111,208
Carrying value of investment at September 30, 2012	$2,111,508

Summarized unaudited financial data of NI for the three and nine month periods ended September 30:

	Three months ended September 30		Nine months ending September 30
	2012	2011	2012	2011

Revenue	$33,438,701	$264,920	$52,781,824	$264,942
Gross profit	$9,960,324	$92,067	$15,097,514	$92,023
Net income (loss)	$6,708,926	$(449,382)	$9,094,742	$(774,615)

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

7.	Capital Stock

(a) Authorized
Unlimited Common stock
Unlimited Preferred stock, non-voting, issuable in series

(b) Issued
Common stock	Shares	Amount

As at December 31, 2011	32,617,105	7,077,077
Stock option exercise (i)	870,000	87,000
Fair value of options exercised (i)	-	68,262
Private placement (ii)	120,071	120,071
Private placement (iii)	120,000	120,000
Private placement (iv)	81,000	81,000
Stock option exercise (v)	800,000	400,000
Fair value of options exercised (v)	-	315,000
Private placement (vi)	386,626	386,626
Private placement (vii)	161,612	161,612
Private placement (viii)	510,982	510,982
As at September 30, 2012	35,667,396	$9,327,630

(i)	On January 17, 2012, 870,000 stock options were exercised at $0.10 per option for gross proceeds of $87,000. The fair value of the options was $68,262.

(ii)
In February 2012, the Company's Board of Directors approved a private placement of up to 2,000,000 common shares of the Company at a subscription price of $1.00 per common share.  On March 30, 2012, the Company completed the first closing of its non-brokered private placement by issuing 120,071 common shares at $1.00 per share for gross proceeds of $120,071.

(iii)	On April 25, 2012, the Company completed the second closing of its non-brokered private placement by issuing 120,000 common shares at $1.00 per share for gross proceeds of $120,000.

(iv)	On May 10, 2012, the Company completed the third closing of its non-brokered private placement by issuing 81,000 common shares at $1.00 per share for gross proceeds of $81,000.

(v)	On July 9, 2012, 800,000 stock options were exercised at $0.50 per option for gross proceeds of $400,000. The fair value of the options was $315,000.

(vi)	On July 20, 2012, the Company completed the fourth closing of its non-brokered private placement by issuing 386,468 common shares for $1.00 for gross proceeds of $386,468.

(vii)	On August 15, 2012, the Company completed the fifth closing of its non-brokered private placement by issuing 161,612 common shares for $1.00 for gross proceeds of $161,612.

(viii)	On September 24, 2012, the Company completed the sixth closing of its non-brokered private placement by issuing 510,982 common shares for $1.00 for gross proceeds of $510,982.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

7.	Capital Stock – continued

(c)	Warrants

A summary of the Company’s warrant activity is as follows:

	September 30, 2012		December 31, 2011
	Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
Outstanding, beginning	500,000	$1.25	500,000	$1.25
Expired (i)	(500,000)	1.25	(500,000)	1.25
Issued	-	-	500,000	1.25
Outstanding, ending	-	$-	500,000	$1.25

(i)     On May 5, 2012, the 500,000 warrants expired.

8.	Stock-Based Compensation

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

A summary of the status of the Company's outstanding stock options as of September 30, 2012 and December 31, 2011, and changes during the periods is presented in the following table.

	September 30, 2012		December 31, 2011
	Stock Options	Weighted- average exercise price	Stock options	Weighted- average exercise price
Outstanding, beginning	3,630,000	$0.47	3,180,000	$0.47
Exercised (i)	(1,670,000)	(0.29)	-	-
Granted (ii) and (iii)	150,000	1.50	450,000	1.50
Expired	-	-	-	-
Outstanding, ending	2,110,000	$0.90	3,630,000	$0.47

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

8.	Stock-Based Compensation- continued

The weighted-average remaining contractual life and weighted-average exercise price of options outstanding and of options exercisable as at September 30, 2012 are as follows:

		Options Outstanding		Options Exercisable

Exercise Prices	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Exercisable	Weighted- Average Exercise Price
	#		Years	#

CDN$0.10	750,000	CDN $0.10	2.30	750,000	CDN$0.10
CDN$1.22	310,000	CDN $1.22	0.78	310,000	CDN$1.22
$1.22	450,000	$1.22	2.90	450,000	$1.22
$1.50	600,000	$1.50	3.79	262,500	$1.50

	2,110,000	$0.90	2.63	1,772,500	$0.79

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

(ii)
450,000 stock options were granted to certain employees on June 27, 2011 with an exercise price of $1.50, which vest 25% on June 27, 2012; 25% on June 27, 2013; 25% on June 27, 2014 and 25% on June 27, 2015 and expire June 27, 2016.  The fair value was determined to be $647,925 at $1.44 per option, using the Black-Scholes model for pricing options.  $43,870 and $212,600 was recorded as an increase to stock-based compensation expense and an increase to accumulated paid in capital for the three-month and nine-month periods ended September 30, 2012 respectively. The following assumptions were used:  risk free interest rate of return of 2.79%; expected volatility of 181%; dividend yield of 0% and expected life of 5 years.

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

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

9.	Earnings (loss) per Share

Potential common shares of 3,630,000 related to the Company’s outstanding stock options and 500,000 shares related to the Company’s outstanding warrants; were excluded from the computation of diluted loss per share for the three and nine month period ended September 30, 2011 because the inclusion of these shares would be anti-dilutive.

Consequently, for the three and nine month period ended September 30, 2011 basic and diluted loss per share are equal.  The reconciliation of the number of shares to calculate the diluted loss per share is calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
NUMERATOR
Net income (loss) for the period	$2,507,213	$(412,772)	$1,598,447	$(1,654,271)

DENOMINATOR
Weighted average number of shares outstanding	34,257,404	32,353,904	33,667,664	31,996,980
Dilutive effect of:
Stock options	675,000	-	675,000	-
Warrants	-	-	-	-
Diluted weighted average shares outstanding	34,932,404	32,353,904	34,342,664	31,996,980

10.	Related Party Transactions and Balances

During the three and nine month periods ended September 30, 2012, the Company entered into the following related party transactions:

The Company incurred consulting fees of  $15,000  and $30,000 for the three and nine month periods ended September 30, 2012 (three and nine month periods ended September 30, 2011 - $15,000 and $45,000 respectively), for services provided by a director of the Company.  These amounts are included in general and administrative expenses.

In the three and nine month periods ended September 30, 2012, total sales by the Company to NI were $5,218,288 and $8,408,188  respectively (three and nine month periods ended September 30, 2011 - $nil).   The unrealized profit of $363,867 associated with these sales to the related party has been eliminated.

As at September 30, 2012, accounts receivable from NI was $1,777,403 (December 31, 2011 - $nil), which is reflected net of the unrealised profit noted above.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

11.	Commitments

Operating leases

At September 30, 2012, the Company was committed to operating lease payments for its various premises in the following amounts:

2012	$19,998
2013	58,144
2014	48,588
2015	16,424
$137,891

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

(c)
During 2011, the Company entered into a consulting agreement which entitles the consultant to receive a 5% commission, based on a per unit price charged on each product produced for commercial sale to the end consumer, that was formulated by the consultant.  The agreement expires in 2031.  The commission incurred is $68,388 and $109,052 for the three-month and nine-month periods ended September 30, 2012 respectively and are included in cost of sales.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

12.	Financial Instruments

Fair value

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts receivable from related party, accounts payable, accrued liabilities and customer deposits.  The carrying value of the financial instruments approximates their fair value because of the short-term maturities of these items.

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

Credit risk exists in that a significant majority of the Company’s receivables are concentrated to one related party.  The Company’s management considers this to be a low risk given the related party nature of the balance and the payment history of the related party to date.

Liquidity risk

The Company's approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  As at September 30, 2012 the Company held cash and cash equivalents of $857,866 and has positive working capital of $2,906,172.  The Company does not have any long-term debt.  The Company also has commitments discussed in Note 11.

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

Currency risk

The Company is exposed to currency fluctuations as a significant amount of its accrued liabilities are denominated in Canadian dollars and Honduran Lempira totalling $86,411 and $221,056 respectively in US dollars.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

13.	Capital Management

The Company's primary objective with respect to its capital management is to ensure that it has sufficient cash resources to maintain its ongoing operations.  The Company includes stockholders’ equity in the definition of capital.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no changes to the Company's approach to capital management during three and nine month periods ended September 30, 2012.  The Company is not subject to externally imposed capital requirements.

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

14.	Segmented Information

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

As at September 30, 2012	United States	Honduras	Total

Equipment	$282,176	$119,054	$401,230
Total assets	$7,728,563	$286,726	$8,015,289

Nine month period ended September 30, 2012	United States	Honduras	Total

Revenues	$8,403,198	$250,595	$8,653,793
Net income (loss) for the period	$1,675,127	$(76,680)	$1,598,447

Three month period ended September 30, 2012	United States	Honduras	Total

Revenues	$5,421,638	$60,105	$5,481,743
Net income (loss) for the period	$2,538,790	$(31,577)	$2,507,213

As at December 31, 2011	United States	Honduras	Total

Equipment	$72,421	$141,430	$213,851
Total assets	$655,065	$306,438	$961,503

Nine month period ended September 30, 2011	United States	Honduras	Total

Revenues	$356,379	$356,933	$713,312
Net (loss) income for the period	$(1,698,866)	$44,595	$(1,654,271)

Three month period ended September 30, 2011	United States	Honduras	Total

Revenues	$356,379	$131,273	$487,652
Net (loss) income for the period	$(433,512)	$20,740	$(412,772)

Index

Nerium Biotechnology, Inc.

Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

15.	Income Taxes

NSC is a US company and it is subject to US income tax at an estimated rate of 35%.

16	Subsequent Events

On October 26, 2012, the Company purchased 106 acres of farmland adjacent to the site of the original and current oleander farm using cash on hand of $636,385.  This acreage will be used for future expansion of the oleander farming operations.

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

Nerium utilizes a proprietary method to grind the Nerium oleander plant cuttings into the biomass used for the manufacturing of its products. Drogueria Salud Integral, one of the subsidiaries within the “Salud Integral Group”, has a manufacturing facility in Tegucigalpa, Honduras, that operates under Honduran “current Good Manufacturing Practices” (cGMP) standards and is inspected by the Honduran health ministry to confirm compliance with such standards. Drogueria Salud Integral is located inside the pharmaceutical manufacturing plant of Francelia Laboratories, whose cGMP clean room is fully operational and is currently producing our existing line of treatment products. Through its Latin American subsidiaries, our drug products are available to international patients who import them under personal use exemption rules of their respective countries.

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

Results of Operations

Sales for the nine months ended September 30, 2012 increased by $7,934,433 to $8,645,745 from $713,312 for the nine month period ended September 30, 2011.   This increase can be attributed to net sales totaling $8,403,198 for the nine month period by NSC. Sales of other Nerium products totaled $242,547 for the nine month period ended September 30, 2012.

Other income comprises of income from administrative services performed by our Honduran subsidiary. Other income for the nine month period ended September 30, 2012 increased by $2,868 to $8,048 from $5,180 for nine month period ended September 30, 2011. This increase resulted from billed record keeping services.

Cost of sales for nine month period ended September 30, 2012 increased by $4,044,126 to $4,389,639 from $345,513 for the nine month period ended September 30, 2011.  This increase is attributed to the increase in sales by NSC. Our gross margin for the nine months ended September 30, 2012 was 49.3% compared to 51,9% for the corresponding period of the prior year. This decrease in margins resulted from fewer sales of Anvirzel as a percentage of the total and the advent of the sale of skin care products.

Stock-based compensation expense for the nine month period ended September 30, 2012 totaled $1,426,525 compared to $804,122 for the corresponding period of the prior year.  In the current period $1,084,252 represents the amended value of the 750,000 options which expiry date was extended to January 17, 2015; $212,599 for the 450,000 stock options granted to certain employees on June 27, 2011 and $129,674 which represents the fair value of 150,000 options granted to a consultant.

General and administrative expenses for the nine month period ended September 30, 2012 increased by $434,720 to $1,302,836 from $868,116 for the nine month period ended September 30, 2011.  This increase is attributed to the additional expenses associated with the launch of the skin-care line.

Research and development expenses totaled $219,530 for nine month period ended September 30, 2012, which is a decrease of $106,340 from $325,870 for the nine month period ended September 30, 2011.  The Company focused on the production and sales of the skincare line in the nine month period ended September 30, 2012.

Depreciation expense totaled $28,024 for nine month period ended September 30, 2012, slightly more than the $27,755 for the nine-month period ended September 30, 2011. The increase resulted from additional items being depreciated in the current period due to additions of furniture and equipment.

The gain on foreign exchange nine month period ended September 30, 2012 totaled $nil compared to a loss of $1,387 for the corresponding period of the prior year. This result for the nine month period ended September 30, 2012 resulted from the US Dollar and the Canadian dollar being at par for most of the period.

Index

Nerium Biotechnology, Inc.

As a result of the forgoing, we incurred a profit for the nine month period ended September 30, 2012 of $1,598,447 ($0.05 per share) compared to a loss for the 2011 nine month period of $1,654,271 ($0.05 per share).  Most of this profit can be attributed to the sales of skincare products in NSC.

We had a loss on the exchange on translating foreign operations for the nine month period ended September 30, 2012 of $7,811 compared to a gain of $7,342 in the nine month period ended September 30, 2011.  The difference is a result of the exchange of the Honduran Lempira against the US Dollar.

As a result of the above, we incurred a comprehensive income of $1,590,636 for the nine month period ended September 30, 2012 compared to a comprehensive loss for the nine month period ended September 30, 2011 of $1,646,929.

Summary of Quarterly Results

The following table sets forth selected results of operations for our eight most recently completed quarters.

Quarter Ended	Accounting Policies	Total Revenues ($)	Net Income (Loss) ($)	Basic and Diluted Net Income (Loss) Per Common Share
September 30, 2012	US GAAP	5,481,743	2,507,213	$0.07
June 30, 2012	US GAAP	2,482,757	633,766	$0.02
March 31, 2012	US GAAP	689,293	(1,542,532)	$(0.05)
December 31, 2011	US GAAP	133,980	(210,795)	$(0.01)
September 30, 2011	IFRS	489,421	(412,772)	$(0.01)
June 30, 2011	IFRS	104,216	(1,022,309)	$(0.03)
March 31, 2011	IFRS	124,785	(219,190)	$(0.01)
December 31, 2010	Canadian GAAP	88,780	(369,143)	$(0.01)

We have experienced an increase in revenues in the third quarter (“Q3”) in 2012 compared to Q3 2011 by $4,991,427. During the last half of 2011, NI launched its skin care line, which is formulated and sold by our wholly owned subsidiary, NSC.  Also, a stronger demand for Anvirzel was reflected in an increase in the number of units sold while at a lower average price per unit.

Loss per quarter has been in the range of $219,190 in the first quarter (“Q1”) of 2011 to the Q1 of 2012 quarter high of $1,542,532.    These losses fluctuate primarily due to research and development expenditures and share-based compensation charges. A share-based compensation charge in third quarter (“Q3”) of 2011 was $300,079 in the Q3 of 2011 and $504,043 in Q2 of 2011.  It was $nil in the other quarters of 2010, and the Q1 of 2011.  Due to the large increase in sales in Q3 2012, we experienced net income at $2,507,213 which increased substantially over the income of $633,766 in the second quarter of 2012.

Liquidity

As at September 30, 2012 we had cash and cash equivalents of $857,866 and working capital of $2,906,172. This compares with cash and cash equivalents of $217,034 and working capital of $334,150 as of December 31, 2011.  Most cash equivalents are held in a money market fund, earning a variable rate of market interest, at Texas Capital Bank. The balance of cash equivalents are held in various operating accounts at Texas Capital Bank, Banco Ficohsa (located in Honduras) and Banco Credomatic (located in Honduras).

Historically, we have generated the cash required for operations, as well as research projects, through the private placement issuances of common shares.   During the nine month period ended September 30, 2012 we received $1,380,291 in cash from the sale of 1,380,291 shares of common stock; 870,000 stock options were exercised at $0.10 for gross proceeds of $87,000 and 800,000 stock options were exercised at $0.50 for gross proceeds of $400,000.

Index

Nerium Biotechnology, Inc.

Based upon prior year operations, we had insufficient cash flow to fund our operation and to execute our business plan for the next twelve months. However, revenue for the nine month period ended September 30, 2012 has far exceeded that of the entire year of 2011.  This growth is expected to continue, and if necessary, could be combined with sales of common stock to provide the funds necessary to allow us to execute our business plan for the next twelve months.

Capital Resources

We had no long-term debt financing arrangements and do not anticipate incurring any such debt. Since incorporation, the majority of cash has been raised through private placement issuances of common shares. It is expected that further cash will be received through continuing product sales, and will be sufficient to meet capital requirements for the remainder of 2012 and into 2013. There were no commitments for capital expenditures as at September 30, 2012.

Off Balance Sheet Arrangements

As at the date of this filing, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Commitments

Operating leases

At September 30, 2012, we committed to operating lease payments for its various premises in the following amounts:

2012	$19,998
2013	58,144
2014	48,588
2015	16,424
$137,891

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

(c)
During 2011, the Company entered into a consulting agreement which entitles the consultant to receive a 5% commission, based on a per unit price charged on each product produced for commercial sale to the end consumer, that was formulated by the consultant.  The agreement expires in 2031.  The commission incurred is $68,388 and $109,052 for the three-month and nine-month period ended September 30, 2012 respectively and are included in cost of sales.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), on a timely basis so that appropriate decisions can be made regarding public disclosure.  Management of the Company, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as at September 30, 2012, as required by Canadian securities law.  Based on that evaluation, the CEO and CFO have concluded that, as at September 30, 2012, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings (as such terms are defined under Multilateral Instrument 52-109 Certification of Disclosure in Issuers Annual and Interim Filings) and other reports filed or submitted under Canadian securities laws were recorded, processed, summarized and reported within the time period specified by those laws and that material information was accumulated and communicated to management of the Company, including the CEO and CFO, as appropriate to allow for accurate disclosure to be made on a timely basis.

Internal Controls over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  The CEO and CFO have concluded that there has been no change in the Company’s internal control over financial reporting during the three-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As of September 30, 2012, the Company’s internal control over financial reporting was effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no disclosures as our stock does not trade.

Index

Nerium Biotechnology, Inc.

Item 4.	Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our President and Chief Executive Officer, and our Chief Financial Officer, in connection with the review of our interim condensed consolidated financial statements as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine month periods ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 14, 2012, we had no outstanding legal proceedings.

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

Necessity for Additional Capital

Although we have been successful in raising funds to date, and we have reported profit for just since the second quarter since inception, there is no assurance that this will continue over the next twelve months and we may need to raise additional funds through the issuance of common stock or similar equity instruments if required.

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

The Company Does Not Carry Product Liability Insurance
Insurance carriers are currently reluctant to provide product liability insurance for biotechnology products due to the limited claims history for such products. The Company has insurance for products sold by NSC only, but not for products sold by the Salud Integral Group.  In the event of major product liability litigation or a major award against the Company during a time when the Company has no available insurance, the Company may sustain significant losses of its operating capital.

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

During the nine months ended September 30, 2012, we issued 1,380,291 shares of our common stock for $1,380,291; exercised 870,000 stock options at $.10 per share for $87,000 and exercised 800,000 stock options at $0.50 per share for $400,000. The $1,867,291 received was used for general working capital.

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

Dated: December 14, 2012

	By:	/s/ Joseph B. Nester
Joseph B. Nester
Vice-President, Chief Financial Officer

Dated: December 14, 2012